Form 10KSB
period 1999-12-31
SECOND CMA INC
filed 2000-03-07
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549
                              Form 10-KSB
(Mark One)
X__Annual report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the fiscal year ended December 31, 1999.

__Transition report under section 13 or 15(d) of the Securities
Exchange Act of 1934 for the transition period from _________ to
______________.

Commission File No:   0-27649

                           SECOND CMA, INC.
                (Name of small business in its charter)

     Colorado                          84-1474992
__________________________________________________________
(State or other                        (IRS Employer Identification
jurisdiction of Incorporation)                        No.)

                         7331 S. Meadow Court
__________________________________________________________
       Address of Principal Executive Office (street and number)

                       Boulder,  Colorado  80301
__________________________________________________________
                       City, State and Zip Code

(Issuer's telephone number:  (303) 530-3353

Securities to be registered under Section 12(b) of the Act:

                          Title of each class
__________________________________________________________
                                  N/A

Securities to be registered under Section 12(g) of the Act:

                      Common Stock, no par value
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No ____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

State issuer's revenue for its most recent fiscal year: $  -0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked priced of such stock, as of a specified date within the past 60 days (See definition of affiliate in Rule 12b-2): -0-

Note: If determining whether a person is an affiliate will involve an unreasonable effort and expense, the issuer may calculate the aggregate market value of the common equity held by non-affiliates on the basis of reasonable assumptions, if the assumptions are stated.

(Issuers involved in bankruptcy proceedings during the past five years) Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ____ No ____

(Applicable only to corporate registrants) State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,000,000 as of February 29, 2000.

(Documents incorporated by reference. If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g. Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders;
(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"). The listed documents should be clearly described for identification purposes.




                                PART I

ITEM 1.       DESCRIPTION OF BUSINESS.

General

       The Company was incorporated under the laws of the State of Colorado on December 30, 1994. It was formed with the intent that it would become a public "blind pool" or "blank check" company through the voluntary filing of a registration statement under the Securities Exchange Act of 1934, and that it would thereafter seek, investigate, and, if warranted, acquire one or more properties or businesses through a reverse merger or other similar type of transaction.

       The Company was organized by two individuals, J.A. Garcia and Mark DiSalvo, and Mr. DiSalvo was its sole initial shareholder. At the time that they formed the Company, Mr. DiSalvo and Mr.
Garcia also organized four other corporations with the same business plan.

       Except for its organizational activities, from the date of its incorporation in December, 1994, until September, 1997, the Company was inactive. During this period, Mr. DiSalvo remained as the sole shareholder of the Company, and Mr. DiSalvo and his spouse, Leah DiSalvo, acted as the Company's sole officers and directors. Although it had been intended that Mr. Garcia would supervise the implementation of the Company's business plan, during the period from December, 1994 until September, 1997, he had many other business dealings related to blind pool or blank check companies, and was unable to devote time to the Company or to the four other corporations formed at the same time as the Company.

       In September, 1997, Mr. DiSalvo sold or transferred 80% of the issued and outstanding capital stock of the Company, and of each of the four corporations which were formed simultaneously with the Company, to three individuals, Gary S. Joiner, Grant W. Peck and
Dean F. Sessions. These transfers were made in consideration of the agreement of the transferees to assist with implementation of the business plan for the Company and the other entities. Concurrently with the sale or transfer of a controlling interest, Mr. DiSalvo and his spouse resigned as officers and directors of the Company and each of the four other corporations and appointed Grant Peck and Dean
Sessions as successor officers and directors.

       Following the change of control in September, 1997, the Company and the four other corporations again became inactive for approximately eighteen months because Mr. Joiner, Mr. Peck and Mr. Sessions were each involved with several other blind pool or blank check companies during this time period and did not want to create a conflict of interest between the various entities. Finally in approximately March, 1999, the Company decided to proceed with the process of raising capital and obtaining the audited financial statements required for filing of its registration statement on Form 10-SB. During the first quarter of 1999, Mr. Joiner, Mr. Peck and Mr. Sessions each made gift transfers of a portion of the shares he had acquired from Mr. DiSalvo, but such transfers did not result in a further change in control of the Company or of the four other corporations formed simultaneously with the Company.

       Except for the organizational activities described above, the Company has not engaged in any other business activities since the date of its incorporation. The Company has no full-time employees, owns no real estate and has not commenced any commercial operations.

       As of the end of its fiscal year December 31, 1999, the Company had not identified any business opportunity that it planned to pursue, nor had the Company reached any agreement or definitive understanding with any person concerning an acquisition.

       No assurance can be given that the Company will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to the Company or its stockholders.

       The Company's search has been directed toward enterprises which have a desire to be become a public corporation and which have a business plan designed to allow them to take advantage of opportunities available to public entities. This includes entities which have been recently organized, with no operating history, or a history of losses attributable to under-capitalization or other factors, entities in need of funds to develop a new product or service or to expand into a new market, entities which desire to use their securities to make acquisitions, and entities which have a combination of these characteristics.

       In searching for investment opportunities, the Company is not restricted to any particular geographical area or industry. Therefore, subject to economic conditions, limitations on its ability to locate available business opportunities, and other factors, the Company has substantial discretion in selecting an appropriate business opportunity.

       In connection with any acquisition, it is highly likely that an amount of stock constituting control of the Company would be issued by the Company or purchased from the Company's current principal shareholders by the target entity or its controlling shareholders.

Other Entities

       The officers, directors and principal shareholders of the Company are also the officers, directors and principal shareholders of four other corporations which were formed at the same time as the Company. Each of these other corporations has the same business plan as the Company.

Investigation and Selection of Business Opportunities

       To a large extent, a decision to participate in a specific business opportunity may be made upon management's analysis of the quality of the other company's management and personnel, the anti-cipated acceptability of new products or marketing concepts, the merit of technological changes, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. In many instances, it is anticipated that the historical operations of a specific firm may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment manage-ment, or make other changes.

       Because the Company may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that the Company will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

       It is anticipated that the Company will not be able to diversify, but will essentially be limited to one such venture because of the Company's limited financing. This lack of diversification will not permit the Company to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase the Company's securities.

       It is emphasized that management of the Company may effect transactions having a potentially adverse impact upon the Company's shareholders pursuant to the authority and discretion of the Company's management to complete acquisitions without submitting any proposal to the stockholders for their consideration. Company management does not generally anticipate that it will provide holders of the Company's securities with financial statements, or any other documentation, concerning a target company or its business prior to any merger or acquisition. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by Company management which elects to seek the stockholders' advice and consent, or because state law so requires.

       The analysis of business opportunities will be undertaken by or under the supervision of the Company's executive officers and directors. Although there are no current plans to do so, Company management might hire an outside consultant to assist in the investigation and selection of business opportunities, and in that event, might pay a finder's fee. Since Company management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of the limited resources of the Company, it is likely that any such fee the Company agrees to pay would be paid in stock and not in cash. Otherwise, the Company anticipates that it will consider, among other things, the following factors:

       (1) Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;

       (2) Strength and diversity of existing management, or management prospects that are scheduled for recruitment;

       (3) Capital requirements and anticipated availability of required funds, to be provided from operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

       (4) The Company's perception of how any particular business opportunity will be received by the investment community and by the Company's stockholders;

       (5) The availability of audited financial statements for the business opportunity; and

       (6) Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable the securities of the Company to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ.

       No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to the opportunity and make a determination based upon reasonable investigative measures and available data. Potential investors must recognize that, because of the Company's limited capital available for investigation and management's limited experience in business analysis, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

       The Company is unable to predict when it may participate in a business opportunity and it has not established any deadline for completion of a transaction. It expects, however, that the process of seeking candidates, analysis of specific proposals and the selection of a business opportunity may require several additional months or more.

       Company management believes that various types of potential merger or acquisition candidates might find a business combination with the Company to be attractive. These include acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders, acquisition candidates which have long-term plans for raising equity capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process. Acquisition candidates which have a need for an immediate cash infusion are not likely to find a potential business combination with the Company to be an attractive alternative.

Form of Acquisition

       It is impossible to predict the manner in which the Company may participate in a business opportunity. Specific business opportunities will be reviewed as well as the respective needs and desires of the Company and the promoters of the opportunity and, upon the basis of that review and the relative negotiating strength of the Company and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to leases, purchase and sale agree-ments, licenses, joint ventures and other contractual arrangements. The Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other corporations or forms of business organization. In addition, the present management and stockholders of the Company most likely will not have control of a majority of the voting shares of the Company following a reorganization transaction. As part of such a transaction, the Company's directors may resign and new directors may be appointed without any vote by stockholders.

       It is likely that the Company will acquire its participation in a business opportunity through the issuance of Common Stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisi-tion is a so-called "tax free" reorganization under the Internal
Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of up to 80% of the common stock of the combined entities immediately following the reorganization. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, the Company's stockholders in such circumstances would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were stockholders of the Company prior to such reorganization. Any such issuance of additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in the Company by the current officers, directors and principal shareholders. (See "Description of Business - General").

       It is anticipated that any securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, the Company may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter. The issuance of substantial additional securities and their potential sale into any trading market that might develop in the Company's securities may have a depressive effect upon such market.

       The Company will participate in a business opportunity only after the negotiation and execution of a written agreement. Although the terms of such agreement cannot be predicted, generally such an agreement would require specific representations and warranties by all of the parties thereto, specify certain events of default, detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing, outline the manner of bearing costs if the transaction is not closed, set forth remedies upon default, and include miscellaneous other terms.

Competition

       The Company expects to encounter substantial competition in its efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than the Company and will therefore be in a better position than the Company to obtain access to attractive business opportunities. The Company also will experience competition from other public "blind pool" companies, many of which may have more funds available than does the Company.

Employees

       The Company is a development stage company and currently has no employees. Management of the Company expects to use consultants, attorneys and accountants as necessary, and does not anti-cipate a need to engage any full-time employees so long as it is seeking and evaluating business opportunities. The need for em-ployees and their availability will be addressed in connection with the decision whether or not to acquire or participate in specific business opportunities. No remuneration will be paid to the Company's officers except as set forth under "Executive Compensation" and under "Certain Relationships and Related Transactions."

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE
HARBOR" PROVISIONS OF THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995. Except for historical matters, the matters discussed in this Form 10-KSB are forward-looking statements based on current expectations, and involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements under the following headings:

       (i) "Description of Business - General" - the general description of the Company's plan to seek a merger or acquisition candidate, and the types of business opportunities that may be pursued.

       (ii) "Description of Business - Investigation and Selection of Business Opportunities" - the steps which may be taken to investigate prospective business opportunities, and the factors which may be used in selecting a business opportunity.

       (iii) "Description of Business - Form of Acquisition" - the manner in which the Company may participate in a business acquisition.

       The Company wishes to caution the reader that there are many uncertainties and unknown factors which could affect its ability to carry out its business plan in the manner described herein.

ITEM 2.       DESCRIPTION OF PROPERTY.

       The Company currently maintains a mailing address at 7331 S. Meadow Court, Boulder, CO 80301 which is the address of its President. The Company pays no rent for the use of this mailing address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out its plan of operations described herein. The Company's telephone number is (303) 530-3353.

       The Company currently has no investments in real estate, real estate mortgages, or real estate securities, and does not anticipate making any such investments in the future. However, the policy of the Company with respect to investment in real estate assets could be changed in the future without a vote of security holders.

ITEM 3.       LEGAL PROCEEDINGS.

       The Company is not a party to any pending legal proceedings, and no such proceedings are known to be contemplated.

       No director, officer or affiliate of the Company, and no owner of record or beneficial owner of more than 5.0% of the securities of the Company, or any associate of any such director, officer or security holder is a party adverse to the Company or has a material interest adverse to the Company in reference to pending litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS.

       No matters were submitted to a vote of the security holders of the Company during the last quarter of the fiscal year which ended December 31, 1999.

                                PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

       As of December 31, 1999, there was not currently a public trading market for the Company's shares. As of December the Company's securities were held of record by a total of approximately 47 persons.

       No dividends have been declared or paid on the Company's securities, and it is not anticipated that any dividends will be declared or paid in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS
OR PLAN OF OPERATION.

Liquidity and Capital Resources

       As of December 31, 1999, the Company remains in the devel-opment stage. Since inception, it has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of proceeds in the amount of $255 from its inside capitalization funds and receipt of additional paid in capital totaling $5,850, which included both additional cash contributions totaling $5,000 as well as the direct payment of a total of $850 in Company
expenses by existing shareholders.   Consequently, for the fiscal year
ended December 31, 1999, the Company's balance sheet reflects current and total assets of $2,418, in the form of cash, and current liabilities of $1,131, including $201 payable to a related party.

       The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.

Results of Operations

       During the period from December 30, 1994 (inception)
through December 31, 1999, the Company has engaged in no signifi-
cant operations other than organizational activities, acquisition of capital and preparation and filing of its registration statement on Form 10-SB under the Securities Exchange Act of 1934, as amended, compliance with its periodical reporting requirements and initial
efforts to locate a suitable merger or acquisition candidate.   No
revenues were received by the Company during this period.

Plan of Operations

       For the fiscal year ending December 31, 2000, the Company expects to continue its efforts to locate a suitable business acquisition candidate and thereafter to complete a business acquisition transaction. The Company anticipates incurring a loss for the fiscal year as a result of expenses associated with compliance with the reporting requirements of the Securities Exchange Act of 1934, and expenses associated with locating and evaluating acquisition candidates. The Company does not expect to generate revenues until it completes a business acquisition, and, depending upon the performance of the acquired business, it may also continue to operate at a loss after completion of a business combination.

Need for Additional Financing

       The Company believes it will require additional capital in the amount of approximately $5,000 in order to pay the costs associated with completion and filing of this report on Form 10-KSB and the costs associated with compliance with its continuing reporting obliga-tions under the Securities Exchange Act of 1934, as amended, for the fiscal year ending December 31, 2000. This additional capital will be required whether or not the Company is able to complete a business combination transaction during the current fiscal year. Furthermore, once a business combination is completed, the Company's needs for additional financing are likely to increase substantially.

       No specific commitments to provide additional funds have been made by management or other stockholders, and the Company has no current plans, proposals, arrangements or understandings to raise additional capital through the sale or issuance of additional securities prior to the location of a merger or acquisition candidate. According-ly, there can be no assurance that any additional funds will be avail-able to the Company to allow it to cover its expenses. Notwithstand-ing the foregoing, however, to the extent that additional funds are required, the Company anticipates receiving such funds in the form of advancements from current shareholders without the issuance of additional shares or other securities, or through the private placement of restricted securities. In addition, in order to minimize the amount of additional cash which is required in order to carry out its business plan, the Company might seek to compensate certain service providers by issuances of stock in lieu of cash.

       Another issue which may arise in conjunction with the question of whether additional funds will be available to the Company in the future, is the issue of establishing priorities for funding between the Company and the four other corporations which are under common control and which were formed simultaneously with the Company. Management does have a stated policy of presenting business opportu-nities to the blind pool or blank check company under common control which has had its securities registered under the Securities
Exchange Act of 1934 for the longest period of time.   In the event
that none of the entities under common control is more mature than the others, the policy of Management is to arbitrarily assign business opportunities to such entities. (See "Directors, Executive Officers, Promoters and Control Persons - Conflicts of Interest"). Management intends to apply the same policies to issues related to obtaining addi-tional funding for the Company or for the other blind pools under common control.

       ITEM 7.       FINANCIAL STATEMENTS.


                           SECOND CMA, INC.
                     (A Development Stage Company)


                           December 31, 1999

Index to Financial Statements
                                                            [C]
Report of Independent Certified Public Accountant            15
Balance Sheet                                                16
Statements of Operations                                     18
Statement of Stockholders' Equity                            19
Statements of Cash Flows                                     23
Notes to Financial Statements                                25

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Second CMA, Inc.

We have audited the accompanying balance sheet of Second CMA, Inc., a development stage company) as of December 31, 1999, and the related statement of operations, stockholders' equity, and cash flows for each of the two years then ended, and for the period from inception (December 29, 1994) to December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Second CMA, Inc. as of December 31, 1999, and the results of its operations and its cash flows for each of the two years then ended and for the period from inception (December 29, 1994) to December 31, 1999 in conformity with generally accepted accounting principles.

/s/Comiskey & Company
Denver, Colorado
January 10, 2000

PROFESSIONAL CORPORATION
SECOND CMA, INC.
(A Development Stage Company)
BALANCE SHEET
December 31, 1999

ASSETS
CURRENT ASSETS
Cash                                     $         2,418

Total current assets                               2,418

TOTAL ASSETS                                       2,418

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                     930
Accounts payable - related party                     201

Total current liabilities                          1,131

STOCKHOLDERS' EQUITY
Preferred stock, no par value,
10,000,000 shares authorized;
no shares issued and outstanding                       -
Common stock, no par value;
100,000,000 shares authorized;
12,000,000 shares issued and
outstanding                                        2,400

Additional paid-in capital                         5,850
Deficit accumulated during the
development stage                                (6,963)

Total stockholders' equity                         1,287

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY                            $  2,418

The accompanying notes are an integral part of the financial statements.

SECOND CMA, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

                            For the period
                            from inception          For the year ended
                       (December 29, 1994)                December 31,
                      to December 31, 1999          1999          1998
REVENUES                   $      -                    -             -
EXPENSES
Amortization                    200                   40            40
Accounting                    1,836                1,836             -
Office Supplies                  50                   50             -
Rent                            150                  150             -
Consulting Fees               2,145                    -             -
Legal Fees                    2,582                2,325           202

Total expenses                6,963                4,401           242

NET LOSS                    (6,963)              (4,401)         (242)

Accumulated deficit

Balance,
beginning of period               -              (2,562)       (2,320)

Balance,
end of period              $(6,963)             $(6,963)      $(2,562)

NET LOSS PER SHARE         $    NIL             $    NIL      $    NIL

WEIGHTED AVERAGE
NUMBER OF SHARES
OF COMMON STOCK
OUTSTANDING              12,000,000           12,000,000    12,000,000

The accompanying notes are an integral part of the financial statements.

SECOND CMA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (December 29, 1994) to December 31, 1999 (Page 1 of 2)

                                     Common Stock           Additional
                                 Number of                     paid-in
                                    shares        Amount       capital

Common stock issued for cash
 and services, December 1994
 at $0.0002 per share           12,000,000         2,400             -

Net loss for the year ended
 December 31, 1994                       -             -             -

Balance,
 December 31, 1994              12,000,000         2,400             -

Net loss for the year ended
 December 31, 1995                       -             -             -

Balance,
 December 31, 1995              12,000,000         2,400             -

Net loss for the year ended
 December 31, 1996                       -             -             -

Balance,
 December 31, 1996              12,000,000         2,400             -

Net loss for the year ended
 December 31, 1997                       -             -             -

Balance,
 December 31, 1997              12,000,000         2,400             -

Company expenses paid by
 shareholders, 1998                      -             -           574

Net loss for the year ended
 December 31, 1998                       -             -             -

Balance,
 December 31, 1998              12,000,000         2,400           574

Expenses paid and capital
 contributed by shareholders
 in 1999                                 -             -         5,276

Net loss for the period ended
 December 31, 1999                       -             -             -

Balance,
 December 31, 1999              12,000,000      $  2,400      $  5,850

The accompanying notes are an integral part of the financial statements. SECOND CMA, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
For the period from inception (December 29, 1994) to December 31, 1999 (Page 2 of 2)

                       Deficit accumulated
                                during the                Total
                               development        stockholders'
                                     stage               equity

Common stock issued for cash
 and services, December 1994
 at $0.0002 per share                    -             $  2,400

Net loss for the year ended
 December 31, 1994                 (2,200)              (2,200)

Balance,
 December 31, 1994                 (2,200)                  200

Net loss for the year ended
 December 31, 1995                    (40)                 (40)

Balance,
 December 31, 1995                 (2,240)                  160

Net loss for the year ended
 December 31, 1996                    (40)                 (40)

Balance,
 December 31, 1996                 (2,280)                  120

Net loss for the year ended
 December 31, 1997                    (40)                 (40)

Balance,
 December 31, 1997                 (2,320)                   80

Company expenses paid by
 shareholders, 1998                      -                  574

Net loss for the year ended
 December 31, 1998                   (242)                (242)

Balance,
 December 31, 1998                 (2,562)                  412

Expenses paid and capital
 contributed by shareholders
 in 1999                                 -                5,276

Net loss for the period ended
 December 31, 1999                 (4,401)              (4,401)

Balance,
 December 31, 1999  $              (6,963)             $  1,287

The accompanying notes are an integral part of the financial statements. SECOND CMA, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

                            For the period
                            from inception          For the year ended
                       (December 29, 1994)                December 31,
                      to December 31, 1999          1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net Loss                   $       (6,963)       (4,401)         (242)

Adjustments to reconcile
 net loss to net cash used
 by operating activities:
Amortization                           200            40            40
Rent                                   150           150             -
Stock issued for
consulting fees                      2,145             -             -
Decrease (increase) in
 prepaid expenses                        -           372         (372)
Increase in accounts
 payable                               930           930             -
Increase in accounts payable
 - related party                       201           201             -

Net cash flows from
 operating activities              (3,337)       (2,708)         (574)

CASH FLOWS FROM INVESTING ACTIVITIES:

Increase in organization
 costs                               (200)             -             -

Net cash flows from
investing activities                 (200)             -             -

CASH FLOWS FROM FINANCING ACTIVITIES:

Cash provided by
 shareholders                        5,000         5,000             -
Cash paid for expenses by
 shareholders                          700           126           574
Issuance of common stock               255             -             -

 Net cash flows from
 financing activities                5,955         5,126           574

NET CHANGE IN CASH
AND CASH EQUIVALENTS                 2,418         2,418             -

CASH AND CASH EQUIVALENTS,
 BEGINNING OF PERIOD                     -             -             -

CASH AND CASH EQUIVALENTS,
 END OF PERIOD                    $  2,418      $  2,418             -

The accompanying notes are an integral part of the financial statements SECOND CMA, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 1999

1.     Summary of Significant Accounting Policies

Development Stage Company

Second CMA, Inc. (a development stage company) (the "Company") was initially incorporated under the laws of the State of Colorado on December 29, 1994. After engaging in minimal activity related to its business plan, the Company's activities ceased in early 1995, and the Company became inactive until its reinstatement by the Colorado Secretary of State on September 25, 1998. The principal office of the corporation is 7331 South Meadow Court, Boulder, Colorado 80301.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses which have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

Accounting Method
The Company records income and expenses on the accrual method.

Fiscal Year
The fiscal year of the corporation is December 31.

Loss per Share
Loss per share was computed using the weighted average number of shares of common stock outstanding during the period.

Organization Costs
Costs to incorporate the Company were originally capitalized to be amortized over a sixty-month period. With the adoption of SOP 98-5, the unamortized portion of these costs was written off to expense during the year ended December 31, 1999.

Financial Instruments
Unless otherwise indicated, the fair value of all reported assets and liabilities which represent financial instruments (none of which are held for trading purposes) approximate the carrying values of such amounts.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Summary of Significant Accounting Policies (continued)
Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

Consideration of Other Comprehensive Income Items
SFAF 130 Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the year ended December 31, 1999, the Company's financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

2.     Stockholders' Equity
As of December 31, 1999, 12,000,000 shares of the Company's no par value common stock had been issued for a combination of cash and consulting services provided. The services were converted to shares at $0.0002 per share and valued at a total of $2,145.

3.     Related Party Transactions
As of the date hereof, the Company's officers and directors own approximately 5,000,000 shares of common stock, constituting approximately 42% of the Company's issued and outstanding shares.

An individual related to a director of the company is owed for services rendered and expenses incurred on behalf of the company during the year in the amount of $201.

4.     Income Taxes
The Company has Federal net operating loss carryforwards of approximately $7,000 expiring during the years 2009 and 2019. The tax benefit of these net operating losses is approximately $1,340, and has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended December 31, 1999 and
1998, the valuation allowance increased by approximately $840 and $50, respectively.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE.

       The Company has had no change in, or disagreements with, its principal independent accountant since the date of inception.

                               PART III

ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

The directors and executive officers currently serving the Company are as follows:

                                      Positions Held and
Name                     Age               Tenure

Grant W. Peck             45           President and a Director
                                   since September, 1997

Dean F. Sessions          49       Secretary, Treasurer, and a
                                 Director since September, 1997

       The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting.
Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exists or is contemplated. There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to the Company's board. There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Company's affairs.

       The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or more than forty hours per month, but more than likely will fall within the range of five to ten hours per month. There are no agreements or understandings for any officer or director to resign at the request of another person, and none of the officers or directors are acting on behalf of, or will act at the direction of, any other person.

Biographical Information

Grant W. Peck.

       Mr. Peck has served as President and a Director of the Company since September, 1997. He is also currently the President and a Director of four other blind pool or blank check companies (i.e. National CMA, Inc., First CMA, Inc., Capmacco Corp. and Pacific
CMA, Inc.) which were formed at the same time as the Company and have a capital structure which is identical to that of the Company.

       From 1994 to the present, Mr. Peck has been engaged in the business of managing commercial real estate which he owns and in the business of mergers or acquisitions involving blind pool or blank
check companies.    Mr. Peck was the principal shareholder, the
President and a Director of J. S. Grant's, Inc., doing business as Just Squeezed Juices, from its inception in 1985 until January, 1995, when the Company was sold. J.S. Grant's distributed fresh juices from Denver, Colorado, to five states, and had approximately $3.5 million in annual sales and 36 employees. Between 1977 and 1984, Mr. Peck was an owner and Director of Operations for the Harvest Restaurant and Bakery, a restaurant company that catered to the then emerging health-conscious market. During his tenure with Harvest Restaurant and Bakery, Mr. Peck was responsible for the growth and daily operation of the restaurant company, employing over 385 employees and staffing 28 managers.

       Mr. Peck is also currently the President and a director of Buffalo Capital VIII, Ltd (formed September 1997), which is a blind pool or blank check company, and has been an officer and director of several other blind pool or blank check companies.

       Mr. Peck attended the University of Colorado and Macalester College in St. Paul, Minnesota, but did not receive a degree from either institution.

Dean F. Sessions.

       Mr. Sessions has served as Secretary and Treasurer, and as a Director of the Company since September 1997. He is also currently the Secretary, Treasurer and a Director of four other blind pool or blank check companies (i.e. National CMA, Inc., First CMA, Inc., Capmacco Corp. and Pacific CMA, Inc.) which were formed at the same time as the Company and have a capital structure which is identical to that of the Company.

       From 1973 through 1982 Mr. Sessions was employed as an investment broker by E.F. Hutton & Co., in its Boulder, Colorado office. From 1982 through 1986 Mr. Sessions was an officer, director and principal shareholder of A. S. Food Company, Inc., a Colorado corporation formed to acquire the franchise rights for Round The
Corner restaurants in Oregon, Washington and British Columbia.
A. S. Food Company, Inc., opened and operated two Round The
Corner restaurants in the Seattle, Washington area, but in 1986 it filed bankruptcy and ceased operations.

       In October 1986, Mr. Sessions renewed his securities license with the NASD and simultaneously joined the Boulder, Colorado office of E. F. Hutton as an account executive. From June of 1987 through March of 1988, Mr. Sessions was a registered representative of L. T. Securities, the securities division of Lincoln Trust Corporation of Denver, Colorado. From March, 1988, to August, 1990, Mr.
Sessions was a registered representative with Cohig Securities, Inc. of Denver, Colorado, and from January, 1991 to June, 1994, Mr. Sessions was a registered representative with Walford and Company, of Boulder, Colorado.

       From 1994 to the present, Mr. Sessions has been engaged in the business of mergers and acquisitions involving blind pool or blank check companies. In addition, from August, 1990, to the present, Mr. Sessions has been actively engaged in attempting to acquire his Professional Golf Association (PGA) tour card.

       Mr. Sessions is also currently the Secretary, Treasurer and a director of Buffalo Capital VIII (formed in September, 1997), Ltd, which is a blind pool or blank check company, and has been an officer and director of several other blind pool or blank check companies.

       Mr. Sessions has a B.S. degree from the University of Colorado.

ITEM 10.      EXECUTIVE COMPENSATION.

       No officer or director has received any remuneration or compensation from the Company. Until the Company acquires additional capital, it is not anticipated that any officer or director will receive additional compensation from the Company other than reimbursement for out-of-pocket expenses incurred on behalf of the Company. See "Certain Relationships and Related Transactions." The Company has no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN
BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the date of this Registration Statement, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who hold
5% or more of the outstanding Common Stock of the Company. Also included are the shares held by all executive officers and directors as a group.


                                 Number of                 % of
Name and                      Shares Owned                Class
Address                       Beneficially                Owned
Grant W. Peck <F1>
7331 S. Meadow Court
Boulder, CO  80301           2,491,250<F2>            20.76%

Dean F. Sessions <F1>
P. O. Box 17881
Boulder, CO  80308           2,498,000<F3>            20.82%

Gary S. Joiner
4750 Table Mesa Drive
Boulder, CO  80303           2,491,000<F4>            20.76%

Mark DiSalvo
192 Searidge Court
Shell Beach, CA  93449           2,400,000            20.00%

All directors and executive
officers (2 persons)             4,989,250            41.58%

<F1>  The person listed is an officer, a director, or both, of the Company.
<F2>  Includes 3,500 shares owned by family members, of which Mr. Peck may be deemed to be the beneficial owner.
<F3>  Includes 10,000 shares owned by Mr. Sessions' spouse, of which he may be deemed to be the beneficial owner.
<F4>  Includes 5,000 shares owned by family members, of which Mr.
Joiner may be deemed to be the beneficial owner.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED
TRANSACTIONS

Indemnification of Officers and Directors

As permitted by Colorado law, the Company's Articles of Incorporation provide that the Company will indemnify its directors and officers against expenses and liabilities they incur to defend, settle, or satisfy any civil or criminal action brought against them on account of their being or having been Company directors or officers unless, in any such action, they are adjudged to have acted with gross negligence or willful misconduct. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, the Company has been informed that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in that Act and is, therefore, unenforceable.

Exclusion of Liability

       Pursuant to the Colorado Corporation Code, the Company's
Articles of Incorporation exclude personal liability for its directors for monetary damages based upon any violation of their fiduciary duties as directors, except as to liability for any breach of the duty of loyalty, acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, acts in violation of Section 7-5-114 of the Colorado Corporation Code, or any transaction from which a director receives an improper personal benefit. This exclusion of liability does not limit any right which a director may have to be indemnified and does not affect any director's liability under federal or applicable state securities laws.

Conflicts of Interest

       None of the officers of the Company will devote more than a portion of his time to the affairs of the Company, and it is most likely that the Company's officers will devote only a minimal portion of their time to the affairs of the Company and the four other entities which were formed simultaneously with the Company and are under common control with the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of the officers' other business and investment activities.
Such conflicts may require that the Company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

       Each of the Company's officers and directors is also an officer and a director of several other blind pool or blank check companies. Although these other companies will, in effect, be in direct competition with the Company for acquisition of available business opportunities, the potential that such competition will create a conflict of interest for the officers and directors of the Company is minimized by the fact that each of the entities currently has substantially the same shareholders, and is expected to continue to have the same shareholders until a business acquisition has been completed.

       As a way of further minimizing any potential conflict of interest in the process of acquisition of available business opportunities, it is the stated policy of the persons who are officers and directors of the Company and of other blind pool or blank check companies, to present the opportunity to the available blind pool or blank check company that has had its securities registered pursuant to
Section 12(g) of the 1934 Act for the longest period of time. In the event that none of the pools is more mature than the others, the officers and directors will arbitrarily assign the particular business opportunity to one of the pool companies. Potential investors should expect that, because of the policy that will be employed by the Company's officers and directors as set forth above, whereby more
"mature" pool companies will have business opportunities presented to them first, the Company and its shareholders may have to wait a significant amount of time before an appropriate business opportunity for the Company is identified.

       The officers, directors and principal shareholders of the Company may actively negotiate for the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. Members of management, and other principal shareholders of the Company, acquired their shares for consideration totalling $2,400, including $255 in cash, and services relating to organization of the Company and developing its business plan, which services were valued at a total of $2,145. This consideration is the equivalent of $.0002 per share. It is anticipated that a substantial premium may be paid by the purchaser in conjunction with any sale of shares by the Company's officers, directors and principal shareholders made as a condition to, or in connection with, a proposed merger or acquisition transaction. The fact that a substantial premium may be paid to members of Company management to acquire their shares creates a conflict of interest for them and may compromise their state law fiduciary duties to the Company's other shareholders. In making any such sale, members of Company management may consider their own personal pecuniary benefit rather than the best interests of the Company and the Company's other shareholders, and the other shareholders are not expected to be afforded the opportunity to approve or consent to any particular buy-out transaction involving shares held by members of Company management.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K.

       (a)  The Exhibits listed below are filed as part of this Annual
Report.

Exhibit No.                Document
                                [C]
27         Financial Data Statement

       (b) No reports on Form 8-K were filed by the Company during the last quarter of its fiscal year ending December 31, 1999.

Signatures

       In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST CMA, INC.



By:  /s/ ________________________________
       Grant W. Peck, President and Director
Date:  March  8, 2000