Form 10QSB
period 2000-03-31
SECOND CMA INC
filed 2000-05-15
CIK 1071749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to

Commission File No. 0-27649
                    -------


                       Upgrade International Corporation
       (Exact name of small business issuer as specified in its charter)

Florida                                                               58-2441311
-------                                                               ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

           1411 Fourth Avenue - Suite 629 Seattle, Washington  98101
                   (Address of principal executive offices)

                                (206) 903-3116
               (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              YES _____    NO   x
                                              ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 10, 2000, 19,236,717 shares of common stock, $.001 par value were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                 INDEX

PART I -- Financial Information                                                           Page
Item 1.  Financial Statements
-------  --------------------



Consolidated balance sheets at March 31, 2000 and September 30, 1999.................       3

Consolidated statements of operations for the three and six months ended March 31,
2000 and March 31, 1999 and cumulative from inception (February 5, 1997).............       4

Consolidated statement of stockholders' equity for the six months ended March
31, 2000.............................................................................       5

Consolidated statement of cash flows for the six months ended March 31, 2000 and
cumulative from inception (February 5, 1997).........................................       6

Notes to Consolidated Financial Statements...........................................       7


Item 2.  Management's Discussion and Analysis or Plan of Operation...................      11
-------  ---------------------------------------------------------

PART II -- Other Information.........................................................      13

Item 1.  Legal Proceedings...........................................................      13
-------  -----------------

Item 2.  Changes In Securities and Use of Proceeds...................................      13
-------  -----------------------------------------

Item 5.  Other Information...........................................................      13
-------  -----------------

Item 6.  Exhibits and Reports on Form 8 - K..........................................      14
-------  ----------------------------------

Signatures...........................................................................      16

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                     September 30,              March 31,
                                                                 --------------------     -------------------
                                                                         1999                    2000
                                                                 --------------------     -------------------
                                                                                              (unaudited)
CURRENT ASSETS
 Cash and cash equivalents                                           $      4,781,330         $     2,687,675
 Subscription receivable                                                      165,000                     730
 Prepaid expenses, deposits and other                                         209,054                 192,470
                                                                 --------------------     -------------------

       Total current assets                                                 5,155,384               2,880,875

PROPERTY AND EQUIPMENT - AT COST,
less accumulated depreciation and amortization                              1,003,381               1,380,936

OTHER ASSETS
 Intangible assets, net of accumulated amortization                           253,763                 290,945
 Equipment deposits                                                                 -               1,200,000
 Other deposits                                                               135,032                 317,344
                                                                 --------------------     -------------------

       Total assets                                                  $      6,547,560         $     6,070,100
                                                                 ====================     ===================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
 Accounts payable                                                    $      1,068,769         $         857,790
 Accrued liabilities                                                          843,493                   778,273
 Payable to related parties                                                   370,270                   178,679
 Loans payable to related parties                                             237,365                   159,897
 Other                                                                         31,322                    26,444
                                                                ---------------------      --------------------

       Total current liabilities                                            2,551,219                 2,001,083

CONVERTIBLE DEBENTURES, net of unamortized discount                                 -                   661,705

MINORITY INTEREST                                                           1,792,869                    71,038

COMMITMENTS AND CONTINGENCIES                                                       -                         -

STOCKHOLDERS' EQUITY
 Common stock - $.001 par value, 50,000,000 shares authorized                  12,958                    19,192
 Stock subscriptions                                                       12,344,613                   459,628
 Additional paid in capital                                                 2,082,479                21,454,244
 Receivable from stockholders of subsidiary                                  (400,000)                 (400,000)
 Accumulated development stage deficit                                    (11,836,578)              (18,196,790)
                                                                ---------------------      --------------------
                                                                            2,203,472                 3,336,274
                                                                ---------------------      --------------------

       Total liabilities and stockholders' equity                    $      6,547,560           $     6,070,100
                                                                =====================      ====================

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                    Three months ended
                                                          Six months ended March 31,                      March 31,
                                                       --------------------------------        -----------------------------
                                                          1999                2000                 1999            2000
                                                       ------------        ------------        ------------     ------------
Costs and expenses                                      (unaudited)         (unaudited)          (unaudited)    (unaudited)
 Research and development                                $  726,263         $ 1,869,127          $  704,771      $1,109,319
 Purchased in-process research and development            1,361,110             425,800           1,189,472         269,600
 Sales and marketing                                              -             928,535                   -         185,552
 General and administrative                                 390,021           4,389,930             169,896       2,670,686
                                                       ------------        ------------        ------------     -----------
                                                          2,477,394           7,613,392           2,064,139       4,235,157
Other expenses (income)
 Equity in losses of UltraCard                              268,688                   -             201,426               -
 Interest expense                                             7,710             520,644               7,710          63,893
 Other, net                                                 119,045             (86,491)             39,781         (45,632)
                                                       ------------        ------------        ------------     -----------
                                                            395,443             434,153             248,917          18,261

Minority interest in losses of subsidiaries                (125,000)         (1,687,333)           (125,000)       (823,763)
                                                       ------------        ------------        ------------     -----------

NET LOSS                                                 $2,747,837         $ 6,360,212          $2,188,056      $3,429,655
                                                       ============        ============        ============     ============

LOSS PER COMMON
SHARE-BASIC AND DILUTED                                  $     0.23         $      0.38          $     0.16     $     0.18
                                                       ============        ============        ============     ============

                                                          Cumulative
                                                         results of
                                                      operations since
                                                          inception
                                                     (February 5, 1997)
                                                     -----------------

Costs and expenses                                       (unaudited)
 Research and development                              $  3,185,291
 Purchased in-process research and development            5,971,603
 Sales and marketing                                      2,570,660
 General and administrative                               6,767,075
                                                     --------------
                                                         18,494,629
Other expenses (income)
 Equity in losses of UltraCard                            1,264,316
 Interest expense                                           531,352
 Other, net                                                 (50,130)
                                                     --------------
                                                          1,745,538

Minority interest in losses of subsidiaries              (2,043,377)
                                                     --------------

NET LOSS                                               $(18,196,790)
                                                     ==============
LOSS PER COMMON
SHARE-BASIC AND DILUTED                                 $      1.98
                                                     ==============

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  Six months ended March 31, 2000 (unaudited)


                                                                                       Additional      Receivable from
                              Voting common stock        Common stock subscribed         paid-in         stockholders
                             ----------------------     -------------------------
                               Shares       Amount        Shares         Amount          Capital        of subsidiary
                             -----------   --------     ----------     ----------     ------------     ---------------
Balances at October 1, 1999   12,957,488     12,958      5,216,933     12,344,613       2,082,479            (400,000)

Issuance of subscribed
 shares in November 1999         999,999      1,000       (999,999)    (1,799,998)      1,798,998                   -

Issuance of common shares,
 including shares
 subscribed,  in November
 1999 at $2.50 per share,
 net of expenses               4,652,281      4,652     (4,045,583)   (10,113,957)     11,521,038                   -

Issuance of common stock
 at $.25 per share in
 December 1999 through
 exercise of employee
 stock options                    90,000         90              -              -          22,410                   -

Common shares issued for
 services in December 1999
 at $3.47 per share               70,000         70              -              -         242,830                   -

Allocation of debenture
 proceeds to beneficial
 conversion feature                    -          -              -              -         400,000                   -

Allocation of debenture
 proceeds to stock warrants
                                       -          -              -              -         416,040                   -
Issuance of common stock
 warrants for services in
 January 2000                          -          -              -              -         339,500                   -

Issuance of common stock
 at $44.00 per share in
 January 2000 through a
 private placement, net of
 expenses                        100,000        100              -              -       4,355,900                   -

Issuance of common stock
 at $2.50 per share in
 February 2000 through
 exercise of common stock
 warrants                        102,546        102              -              -         256,263                   -

Issuance of common stock
 at $.25 per share in
 February 2000 through
 exercise of common stock
 warrants                         91,903         92              -              -          22,884                   -

Issuance of common stock
 in February 2000
 subscribed in August
 1999 at $.25 per share           27,500         28        (27,500)       (71,030)         71,002                   -

Issuance of common stock
 at $.25 per share in
 March 2000 through
 exercise of common stock
 warrants                        100,000        100              -              -          24,900                   -

Common stock subscribed
 at $2.50 per share in
 March 2000 related to
 placement fees                        -          -         40,000        100,000        (100,000)                  -

Net consolidated loss for
 the six months ended
 March 31, 2000                        -          -              -              -               -                   -
                             -----------   --------     ----------     ----------     -----------      --------------
Balances at March 31, 2000    19,191,717    $19,192        183,851        459,628     $21,454,244      $     (400,000)
                             ===========   ========     ==========     ==========     ===========      ==============

                              Accumulated
                              Development

                             stage deficit        Total
                            --------------     -----------
Balances at October 1, 1999    (11,836,578)      2,203,472

Issuance of subscribed
 shares in November 1999                 -               -

Issuance of common shares,
 including shares
 subscribed,  in November
 1999 at $2.50 per share,
 net of expenses                         -       1,411,733

Issuance of common stock
 at $.25 per share in
 December 1999 through
 exercise of employee
 stock options                           -          22,500

Common shares issued for
 services in December 1999
 at $3.47 per share                      -         242,900

Allocation of debenture
 proceeds to beneficial
 conversion feature                      -         400,000

Allocation of debenture
 proceeds to stock warrants
                                         -         416,040
Issuance of common stock
 warrants for services in
 January 2000                            -         339,500

Issuance of common stock
 at $44.00 per share in
 January 2000 through a
 private placement, net of
 expenses                                -       4,356,000

Issuance of common stock
 at $2.50 per share in
 February 2000 through
 exercise of common stock
 warrants                                -         256,365

Issuance of common stock
 at $.25 per share in
 February 2000 through
 exercise of common stock
 warrants                                -          22,976

Issuance of common stock
 in February 2000
 subscribed to in August
 1999 at $.25 per share
 through exercise of
 common stock warrants                   -               -

Issuance of common stock
 at $.25 per share in
 March 2000 through
 exercise of common stock
 warrants                                -          25,000

Common stock subscribed to
 at $2.50 per share in
 March 2000 granted in
 connection with October
 1999 debenture placement
 and November 1999 private
 placement                               -               -

Net consolidated loss for
 the six months ended
 March 31, 2000                 (6,360,212)     (6,360,212)
                            --------------     -----------
Balances at March 31, 2000    $(18,196,790)    $ 3,336,274
                            ==============     ===========

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           Six months ended                   Cumulative
                                                                                March 31,                   since inception
                                                                      -------------------------------
                                                                          1999             2000            (February 5, 1997)
                                                                      --------------  ---------------    ----------------------
                                                                        (unaudited)      (unaudited)           (unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
     Net loss                                                         $   (2,747,837) $    (6,360,212)   $          (18,196,790)
     Adjustments to reconcile net loss to net
          cash used in operating activities
          Depreciation and amortization                                        1,265          102,993                   114,960
          Amortization of beneficial conversion feature                            -          400,000                   400,000
          Amortization of debenture discount                                       -           77,745                    77,745
          Write off of option cost                                            76,250                -                    76,250
          Equity in loss of UltraCard                                        268,688                -                 1,264,316
          Purchased in-process research and
               development                                                 1,361,110          425,800                 5,971,603
          Warrants and options issued for services                                 -          339,500                 2,301,705
          Shares issued for services                                               -          242,900                   298,650
          Expenses incurred through loan assumption                          470,005                -                   470,005
          Stock of subsidiary issued in exchange for
                contribution of intellectual property charged
                to expense                                                   125,000                -                   125,000
          Minority interest                                                 (125,000)      (1,687,333)               (2,043,377)
          Changes in assets and liabilities:
                Prepaid expenses, deposits and other                          (1,292)        (148,167)                  465,999
                Accounts payable and accrued liabilities                     (37,523)        (200,072)                  215,106
                                                                      --------------  ---------------    ----------------------
                                                                            (609,334)      (6,806,846)               (8,458,828)
                    Net cash used in operating activities

Cash flows from investing activities
          Acquisition of property and equipment                               (3,534)        (446,641)                 (514,136)
          Equipment Deposits                                                       -       (1,200,000)               (1,200,000)
          Acquisition of Centurion Technologies, Inc.,
               net of cash acquired                                                -                -                  (650,000)
          Acquisition of additional equity interest in EforNet
               from a minority shareholder                                         -         (200,000)                 (200,000)
          Loans to Centurion Technologies Inc., net                          (50,000)               -                         -
          Acquisition of UltraCard, Inc., net of cash acquired            (1,680,900)        (260,300)               (5,571,105)

          Additions to intangible assets                                           -           (1,084)                   (1,084)
                                                                      --------------  ---------------    ----------------------


                    Net cash used in investing activities                 (1,734,434)      (2,108,025)               (8,136,325)

Cash flows from financing activities
          Borrowings                                                          83,361        1,000,000                 1,218,438
          Loan costs                                                               -          (70,000)                  (70,000)
          Repayments of payables to related parties                                -         (367,628)                 (927,827)
          Proceeds from sale of common stock and stock
          subscriptions                                                    2,304,054        6,258,844                19,062,217
                                                                      --------------  ---------------    ----------------------
                    Net cash provided by
                    financing activities                                   2,387,415        6,821,216                19,282,828
                                                                      --------------  ---------------    ----------------------

Net increase (decrease) in cash and cash equivalents                          43,647       (2,093,655)                2,687,675

Cash and cash equivalents at the beginning of the period                       3,697        4,781,330                         -
                                                                      --------------  ---------------    ----------------------

Cash and cash equivalents at the end of the period                    $       47,344  $     2,687,675    $            2,687,675
                                                                      ==============  ===============    ======================

Non-cash disclosures
During the three months ended March 31, 2000, the Company issued 53,282 common stock warrants for services performed in connection with October 1999 issuance of convertible debentures and November 1999 private placements. At the time of the issuance, the warrants were valued at $125,000 using Black-Schooles pricing model. In addition to warrants, the same underwriters were granted 40,000 shares of the Company's common stock included in total shares subscribed at March 31, 2000.

                          UPGRADE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note A - Financial Statements

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. This form 10-QSB should be read in conjunction with the Form 8-K filed under the former name, Second CMA, Inc., that includes audited consolidated financial statements for the year ended September 30, 1999 and 1998 and unaudited financial statements for the three month period ended December 31, 1999 and 1998.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

On April 6, 2000 the Company completed a merger with Second CMA, Inc., a Colorado corporation, pursuant to which Upgrade International Corp., became the successor issuer to Second CMA for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective April 6, 2000. The merger agreement provided for the issuance by Upgrade of 45,000 shares, with the issuance of such securities exempt from registrant pursuant to Rule 506 of the Securities Act of 1933, and the payment of $300,000. The entity surviving the merger was Upgrade International Corporation.

NOTE C - Basis of Presentation

The Company consolidates all companies in which it has a controlling financial interest. This generally occurs when the Company owns more than 50% of the outstanding voting shares of the company. The Company also consolidates 50%- owned companies in which it has voting control through agreements with other shareholders. Investments in companies where the Company has significant influence through ownership of 20% to 50% of the investors voting shares or contractual arrangements are accounted for by the equity method.

The balance sheet as of March 31, 2000 and September 30, 1999, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); Centurion Technologies, Inc. (Centurion); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global Cybersystems SA. (GCSA) and Global Cybersystems PLC (GCPLC). The statements of operations and cash flows for the six months ended March 31, 1999, reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. The statements of operations and cash flows for the six months ended March 31, 2000 include the consolidated results of the Company and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

NOTE D - Loss per Common Share
     ---------------------

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 16,905,166 and 11,892,280 for the six months ended March 31, 2000 and 1999, respectively, 19,147,677 and 13,313,460 for the three months ended March 31, 2000 and 1999, respectively and 9,173,856 since inception (February 5, 1997) through March 31, 2000. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

NOTE E - MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2000. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing or through licensing arrangements. The Company has commenced private placements on a best efforts, no minimum basis. In addition the Company is negotiating licensing arrangements and the possible sale of a minority interest in subsidiary companies. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

NOTE F - COMMITMENTS

As of March 31, 2000, UltraCard has equipment purchase commitments of approximately $3,000,000 of which $1,200,000 has been paid as a deposit.

On March 30, 2000, UltraCard entered into a five-year lease agreement for a new facility that commences on August 1, 2000. The lease requires monthly payments of approximately $163,000 in the first year accelerating annually to approximately $190,000 in the final year. In addition, UltraCard is required to make a lease deposit of $996,000, of which $190,000 has been paid, and prepay rent of $163,000 which has also been paid. UltraCard plans to move into the facility in August 2000.

NOTE G - CONTINGENCIES

During February and March 2000, the Company was notified that a series of class action lawsuits were filed in United States District Court against the Company and its President alleging securities violations. The Company's counsel believes the Court will consolidate these complaints. The Company has engaged defense counsel, whom are reviewing the facts alleged in the complaints and developing an appropriate response. As a result, the Company has not yet responded. Management is unable to assess the ultimate outcome of these matters. Therefore, the accompanying financial statements do not include a liability, if any, with regard to these matters.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes, " anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in the Company's Form 8-K for Period April 6, 2000, in this Quarterly Report, and in other documents we file with the Securities and Exchange Commission.

Net loss grew by $3.4 million in the second quarter of fiscal 2000 from $2.9 million in the first quarter of fiscal 2000. Net loss for the first six months of fiscal 2000 was $6.3 million compared with a $2.8 million net loss for the first six months of fiscal 1999. The increase in the net loss by more than 230% compared to the prior year is a result of an increase in development expenditures for the Company's subsidiary, UltraCard Inc. In the prior year, losses of UltraCard were reported on an equity basis, as Upgrade owned less than 50% of UltraCard. In addition, fiscal year 1999 did not include the acquisition of Centurion Technologies, Inc. Also, the level of expenditures in the Company's subsidiary, EforNet Corporation, were limited as the company had just been incorporated in February of 1999. The increase in consolidated expenses by 17% in the second quarter of the fiscal year from the first quarter of the current fiscal year primarily reflects the Company's efforts in continuing its research and development initiatives, while at the same time, developing production facilities to produce the UltraCard and developing application initiatives through Upgrade and its operating subsidiaries.

Direct research and development expenditures of $1.8 million for the first six months of the current fiscal year represents an increase of $1.1 million over the corresponding period in the prior year. This increase represents the increased cost of the research and development expenditures incurred in adaptation of production equipment, facilities and processes within UltraCard, but also in meeting the needs of an expanding list of attributes that may be incorporated into the UltraCard and application software to meet increasingly diverse user needs. The costs also reflect an effort at the establishment of a standard operating system for the UltraCard. A significant portion of the increase was due to the addition of new personnel, prototype development and contracts with external research and development contractors. For the near future research and development expenditures are expected to be maintained and increase to meet the Company's numerous potential market opportunities. Additionally, research and development expenses of UltraCard for the first six months of the previous fiscal year are not reflected in the accompanying financial statements because the Company accounted for its investment in UltraCard under the equity method of accounting. All of the Company's research and development costs are expensed as incurred.

In an effort to augment the Company's internal research initiatives, the Company will license technology from other businesses or acquire other businesses as an alternative to internal research and development. The proceeds paid for such investments in excess of the Company's portion of the net investment in assets is accounted for as "purchased in-process research and development" which aggregated $1.3 million in the first six months of 1999 and decreased to $.4 million in the first six months of 2000. This higher level of expenditure in the corresponding period of the prior year reflects the costs expended in the most part for UltraCard Inc. which is the holder of the Company's base technology. UltraCard was acquired on a step by step basis for gross proceeds of $7.9 million with the bulk of that acquisition made in September of 1999, outside of the reporting period. The amounts expensed to purchased in-process research and development for the first six months of fiscal 2000 is comprised of additional investments made by the Company for UltraCard Inc. and EforNet Corporation. All purchased in-process research and development is expensed as incurred.

General and administrative expenses have increased from $.4 million for the six months ended March 31, 1999 to $4.4 million for the corresponding six month period ending March 31, 2000. Included in this growth in general and administrative expenses over the comparative periods, the Company has acquired a growing number of subsidiary Companies for which it consolidates the administrative costs in the current year, which was not the case in the preceding period. These costs are expected to continue to grow as the subsidiaries commercialize their products and develop more extensive infrastructures. In addition, the Company incurred non-cash fees of $.6 million comprised of costs associated with obtaining the financing to fund the activities of UltraCard Inc. and related subsidiaries.

Sales and marketing expenditures of $.9 million for the six months ended March 31, 2000 represent costs associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are currently under development.

Depreciation and amortization of capital assets for the six months ended March 31, 2000 aggregates $103 thousand a growth of $102 thousand over the corresponding prior period, related to tangible assets acquired and utilized for commercial purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $2.7 million at March 31, 2000, a decrease from $4.8 million at September 30, 1999. The decrease is primarily the result of investing activities during the period into production equipment - $1.7 million, and additional equity acquired in UltraCard and EforNet - $.46 million. Cash flows from financing activities of $6.8 million essentially offset net cash used in operating activities of $6.8 million during the six month period under review.

Upgrade has entered into a funding agreement with UltraCard Inc. which provides for additional funding of up to $20 million. That agreement is attached as exhibit hereto. The funding agreement is convertible into common stock upon completion of an initial public offering by the subsidiary. These conversion privileges provide to Upgrade the ability to mitigate dilution in the subsidiary in the event that the subsidiary completes an initial public offering.

In order for the Company to meet these funding requirements and to meet ongoing operating requirements, it will have to raise additional financing. The Company expects that its existing capital resources will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2000. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

PART II  Other Information

Item 1.    Legal Proceedings
-------

On February 24, 2000, a class action suit (Timyan v. Upgrade International Corp.
                                           -------------------------------------
and Bland, U.S. District Court, Western District of Washington at Seattle, c/a
---------
#C00-0298) was filed against Upgrade and its president, Daniel S. Bland.   The
plaintiff, Phil Timyan, is a minority shareholder in Upgrade. Plaintiff is represented by Hagens Berman LLP and Milberg Weiss Bershad Hynes & Lerach LLP. The complaint alleges material misrepresentations and omissions were made by Upgrade and Mr. Bland. The complaints seeks class certification and payment of unspecified damages and attorneys fees.

On March 3, 2000, a suit (Bedford v. Upgrade International
                                               --------------------------------
Corp. et al, U. S. District Court, Western District of Washington at Seattle,
-----------
c/a #CVO-03420 was filed against the Company. The plaintiff is minority shareholder in Upgrade. The complaint alleges violation of the Securities Exchange Act. The complaint seeks payment of unspecified damages.

Upgrade is has recently engaged the firm of Cohen, Milstein, Hausfield & Toll, P.L.L.C. as defense counsel. Counsel is currently reviewing the facts alleged in the complaints and developing an appropriate response.

Item 2.    Changes in Securities and Use of Proceeds
-------

     A.    Recent Sales of Unregistered Securities

(1) Set forth below is information regarding the issuance and sales of our securities without registration for the three months ended March 31, 2000. No such sales involved the use of an underwriter and no commissions were paid in connection with the sale of any securities.

(2) In January 2000, the Company concluded an offering of 100,000 shares pursuant to an offering memorandum at $44.00 per share for total gross proceeds of $4,400,000, to Newton Investment Management Ltd. The offer and sale of shares were exempt from registration pursuant to Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). In addition the shares were exempt from registration under Rule 506 of Regulation D and under Section 4(2) of the Securities Act.

(3) During the quarter ended March 31, 2000, the Company issued 321,949 shares pursuant to warrants exercised at prices from $0.25 and $2.50 per share for total proceeds of $304,341. The sale of shares was exempt from registration under Rule 506 of the Securities Act. In addition all sales are exempt under Regulation S of the Securities Act due to the foreign nationality of the relevant purchasers.

(4) In March 1999 the Company paid a $100,000 in share subscriptions at $2.50 per share in connection with an October 1999 debenture placement and November 1999 private placement. The transaction was exempt from registration under Rule 506 of the Securities Act, and under Regulation S of the Securities Act due to the foreign nationality of the relevant purchasers.

Item 5.    Other Information
-------

           A.    Changes in Rights of Stockholders

Pursuant to the Agreement and Plan of Merger, all of the 12,000,000 outstanding shares of common stock of Second CMA were exchanged for 45,000 shares of common stock of Upgrade. Upgrade is authorized to issue 50,000,000 shares of common stock, par value $.001 per share. Holders of common stock are entitled, on a ratable basis, to such dividends as may be declared from time to time by the Board of Directors out of funds legally available therefore, and to a pro rata share of all assets available for distribution upon liquidation or dissolution or winding up of the affairs of Upgrade. The Board of Directors has never declared a dividend and does not anticipate declaring a dividend in the future. Each share of common stock entitles the holder to one vote. A quorum for action by shareholders is a majority of outstanding shares. Once a quorum is present, shareholder action is taken by vote of a plurality of the shares present. Under

Florida Business Corporation Act (S)728, no rights to cumulative voting exist for the election of directors, which means that holders of more than 50% of the shares voting for election of directors can elect 100% of the directors if they choose to do so. The holders of the shares of common stock have no preemptive or subscription rights. To the extent that additional shares of Upgrade's common stock are issued, the relative interests of existing shareholders may be diluted.

           B.    Changes in Accountant

Effective April 6, 2000, as a result of the merger of Second CMA, Inc. into Upgrade International Corporation, pursuant to which Upgrade succeeded to Second CMA as a registrant under the Securities Exchange Act of 1934, Grant Thornton LLP will continue to serve as the independent auditor for the registrant. By virtue of Second CMA's merger into Upgrade, Comiskey & Company no longer serves as the registrant's auditor.

The audit reports of Comiskey & Company on the financial statements of Second CMA, Inc. as of and for the year ended December 31, 1999 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During Second CMA's two most recent fiscal years and any subsequent interim period preceding the change, there were no disagreements with the former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its report.

The Company has provided a copy of this disclosure to the new accountant and an opportunity to furnish the Company with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company.

           C.    Changes in Fiscal Year

Effective April 6, 2000, as a result of the merger of Second CMA, Inc. into Upgrade International Corporation, the combined surviving entity will continue to use Upgrade's fiscal year end of September 30, not the December 31 year end previously used by Second CMA.

          D.     Changes in Officers and Directors

On April 6, 2000, Second CMA, Inc. merged into Upgrade International Corporation. Pursuant to the Agreement and Plan of Merger, the officers and directors of Upgrade, the surviving corporation, remained the officers and directors of the combined entity. They are as follows:

                               Director
Name                    Age     Since           Position(s)
----                    ---    --------         -----------
Daniel S. Bland          41    12/11/97    President, Secretary,
                                           Director of Upgrade

Malcolm P. Burke         58     6/30/98    Director of Upgrade

Ronald P. Erickson       56     8/15/98    Director of Upgrade

David I. Zucker          55     6/30/98    Director of Upgrade

Daniel S. Bland is the founder of Upgrade. He also was a founder, and from 1993 to 1996 served as a director and the chief executive officer of, Empyrean Diagnostics Ltd., a reporting company in British Columbia under the British Columbia Securities Commission.

Malcolm P. Burke is the founder, and since 1998 to present has been the president and chief executive officer, of Primary Ventures Corp., a Vancouver, British Columbia company providing financial and strategic consulting services to start-up companies. He also is president of Sopio Investments Ltd., a family holding company. From 1992 to 1998 Mr. Burke was president and chief executive officer of Interactive Entertainment Limited, an NASD Small Cap Market company.

Ronald P. Erickson has served as a director and senior executive officer (currently chairman of the board of directors) of eCharge Corporation, a Seattle based provider of Internet billing solutions, from October 1997 to present.
From January 1996 through August 1998, Mr. Erickson was chairman of the board of directors and chief executive officer of GlobalTel Resources, Inc., an international provider of telecommunications services, messaging and intranet solutions. From September 1994 to January 1996, Mr. Erickson was managing director of GlobalVision LLC, a consulting firm. Mr. Erickson also was a co-founder of Egghead Software, a leading software retailer, where he was variously chairman, vice chairman, president and chief executive officer from 1992 to 1994.

David I. Zucker is the President of EforNet since the date of its inception (February 1999). Prior thereto he served as senior consultant, of Innovative Consulting Services. From August 1996 to June 1998 he was president of the Eyestream Group of Quadstate Corporation, where he was engaged in Internet video development. From January 1995 to July 1996 Mr. Zucker was employed by Altamira Group as manager of product development for a fractal compression plug-in for Adobe Photoshop software. Previously, Mr. Zucker developed the point of sale "POS" credit card switching and merchant authorization processing software base upon which ATM point of purchase processing was developed.

           E.    Submission of Matters to a Vote of Security Holders

The Agreement and Plan of Merger was approved by the unanimous consent of the Board of Directors of Second CMA, Inc. and approved by unanimous consent of its shareholders on April 3, 2000.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits

       Exhibit No.    Description
       -----------    -----------

         10.1         Funding Agreement (UltraCard)
         10.2         Stock Purchase Agreement
         27.1         Financial Data Schedule

       (b) Reports on Form 8-K

       Form 8-K  for Period April 6, 2000

The Company filed one report on Form 8-K on April 6, 2000 in which the Company announced the merger between Upgrade International Corp., and Second CMA Inc., pursuant to which Upgrade International Corp. was the surviving entity.



Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Upgrade International Corp.


Date:  May 13, 2000                /s/ Daniel Bland
                                       ---------------------------------------

                                       Daniel Bland, President and Chief
                                       Executive Officer, and Secretary

                                 EXHIBIT INDEX


       Exhibit No.    Description
       -----------    -----------

         10.1         Funding Agreement (UltraCard)
         10.2         Stock Purchase Agreement
         27.1         Financial Data Schedule