Form 10QSB
period 2000-06-30
UPGRADE INTERNATIONAL CORP /FL/
filed 2000-08-14
CIK 1071749

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 0-27649
                    -------

                       Upgrade International Corporation
       (Exact name of small business issuer as specified in its charter)

Florida                                                          58-2441311
-------                                                         -----------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                          Identification No.)

           1411 Fourth Avenue - Suite 629 Seattle, Washington  98101
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

                                 YES  X      NO
                                     ----        ----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of August 14, 2000, 19,236,717 shares of common stock, $.001 par value were outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes [ ]  No [X]

                                     INDEX

PART I -- Financial Information                                             Page

Item 1.  Financial Statements (unaudited)
-------  --------------------


Consolidated balance sheets at June 30, 2000 and (audited)
September 30, 1999........................................................     3

Consolidated statements of operations for the nine months ended
June 30, 2000 and June 30, 1999 and the three months ended June 30, 2000
and June 30, 1999 and cumulative since inception (February 5, 1997).......     4

Statement of Stockholders' Equity for nine months ended June 30, 2000.....     5

Consolidated statement of cash flows for the nine months ended
June 30, 2000 and June 30, 1999 and cumulative since inception
(February 5, 1997)........................................................     7

Notes to the Financial Statements.........................................     8


Item 2.  Management's Discussion and Analysis or Plan of Operation
-------  ---------------------------------------------------------

PART II -- Other Information..............................................    11

Item 1.  Legal Proceedings................................................    13
-------  -----------------

Item 2.  Changes In Securities and Use of Proceeds........................    13
-------  -----------------------------------------

Item 5.  Other Information................................................    13
-------  -----------------

Item 6.  Exhibits and Reports on Form 8-K.................................    14
-------  --------------------------------

Signatures                                                                    15

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                          CONSOLIDATED BALANCE SHEETS



                                                              ASSETS

                                                                                   September 30,                 June 30,
                                                                               --------------------       -------------------
                                                                                        1999                      2000
                                                                               --------------------       -------------------
CURRENT ASSETS                                                                                                (unaudited)
  Cash and cash equivalents                                                     $         4,781,330       $           223,963
  Subscription receivable                                                                   165,000                         -
  Prepaid expenses, deposits and other                                                      209,054                   265,581
                                                                               --------------------       -------------------

       Total current assets                                                               5,155,384                   489,544

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                                          1,003,381                 1,582,650

OTHER ASSETS
  Intangible assets, net of accumulated amortization                                        253,763                   343,887
  Equipment deposit                                                                               -                 1,200,000
  Other deposits                                                                            135,032                   324,265
                                                                               --------------------       -------------------

       Total assets                                                            $          6,547,560       $         3,940,346
                                                                               ====================       ===================

                                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                            $           1,068,769      $          1,420,537
  Accrued liabilities                                                                       843,493                   581,718
  Payable to related parties                                                                370,270                   327,993
  Loans payable to related parties                                                          237,365                   433,180
  Other                                                                                      31,322                    23,477
                                                                              ---------------------      --------------------

       Total current liabilities                                                          2,551,219                 2,786,905

CONVERTIBLE DEBENTURES, net of unamortized discount                                               -                   706,168

MINORITY INTEREST                                                                         1,792,869                         -

COMMITMENTS AND CONTINGENCIES                                                                     -                         -

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value, 50,000,000 shares authorized                               12,958                    19,237
  Stock subscriptions                                                                    12,344,613                 2,100,994
  Additional paid in capital                                                              2,082,479                22,334,657
  Receivable from stockholders of subsidiary                                               (400,000)                 (400,000)
  Accumulated development stage deficit                                                 (11,836,578)              (23,607,615)
                                                                              ---------------------      --------------------
                                                                                          2,203,472                   447,273
                                                                              ---------------------      --------------------

       Total liabilities and stockholders' equity                             $           6,547,560      $          3,940,346
                                                                              =====================      ====================

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                              Cumulative
                                                                              Three months ended              results of
                                         Nine months ended June 30,                June 30,                operations since
                                        ----------------------------      ---------------------------          inception
                                            1999             2000            1999            2000         (February 5, 1997)
                                        -----------      -----------      -----------     -----------     ------------------
Costs and expenses                      (unaudited)      (unaudited)      (unaudited)     (unaudited)         (unaudited)
 Research and development                $  835,641      $ 2,523,486      $  109,378      $  654,359           $3,839,650
 Purchased in-process research
   and development                        2,904,594          425,800       1,543,484               -             5,971,603
 Sales and marketing                         11,547        1,115,910          11,547         187,375             2,758,035
 General and administrative               1,240,334        8,666,055         850,313       4,276,125            11,043,200
                                         ----------      -----------      ----------      ----------           -----------
                                          4,992,116       12,731,251       2,514,722       5,117,859            23,612,488
Other expenses (income)
 Equity in losses of UltraCard              578,551                -         309,863               -             1,264,316
 Interest expense                             8,130          588,858             420          68,214               599,566
 Other, net                                       0          209,299        (119,045)        295,790               245,660
                                         ----------      -----------      ----------      ----------           -----------
                                            586,681          798,157         191,238         364,004             2,109,542

Minority interest in losses of
   subsidiaries                            (278,014)      (1,758,371)       (153,014)        (71,038)           (2,114,415)
                                         ----------      -----------      ----------      ----------           -----------

NET LOSS                                 $5,300,783      $11,771,037      $2,552,946      $5,410,825           $23,607,615
                                         ==========      ===========      ==========      ==========           ===========

LOSS PER COMMON
  SHARE-BASIC AND DILUTED                $     0.43      $      0.64      $     0.20      $     0.28           $      2.38
                                         ==========      ===========      ==========      ==========           ===========

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                       STATEMENT OF STOCKHOLDERS' EQUITY

                  Nine months ended June 30, 2000 (unaudited)

                      Voting common stock    Common stock subscribed    Additional   Receivable from    Accumulated
                      -------------------   ------------------------     paid-in      stockholders      Development
                      Shares      Amount     Shares        Amount        Capital     of subsidiary     stage deficit       Total
                    ----------   -------   ----------   ------------   -----------   ---------------   -------------     ----------
Balances at
 October 1, 1999    12,957,488   $12,958    5,216,933   $ 12,344,613   $ 2,082,479      $(400,000)      $(11,836,578)    $2,203,472

Issuance of
 subscribed shares
 in November 1999      999,999     1,000     (999,999)    (1,799,998)    1,798,998              -                  -              -

Issuance of
 common shares,
 including shares
 subscribed, in
 November 1999 at
 $2.50 per share,
 net of expenses     4,652,281     4,652   (4,045,583)   (10,113,957)   11,521,038              -                  -      1,411,733

Issuance of common
 stock at $.25 per
 share in December
 1999 through
 exercise of
 employee stock
 options                90,000        90            -              -        22,410              -                  -         22,500

Common shares issued
 for services in
 December 1999
 at $3.47 per share     70,000        70            -              -       242,830              -                  -        242,900

Allocation of
 debenture proceeds
 to beneficial
 conversion feature          -         -            -              -       400,000              -                  -        400,000

Allocation of
 debenture proceeds
 to stock warrants           -         -            -              -       416,040              -                  -        416,040

Issuance of common
 stock warrants for
 services in
 January 2000                -         -            -               -      339,500              -                  -        339,500

Issuance of common
 stock at $44.00 per
 share in January 2000
 through a private
 placement, net of
 expenses              100,000      100             -              -     4,355,900              -                  -      4,356,000

Issuance of common
 stock at $2.50 per
 share in February
 2000 through
 exercise of common
 stock warrants        102,546       102            -              -       256,263              -                  -        256,365

Issuance of common
 stock at $.25 per
 share in February
 2000 through
 exercise of
 common stock
 warrants               91,903        92            -              -        22,884              -                  -         22,976

Issuance of common
 stock in February
 2000 subscribed to
 in August 1999 at
 $.25 per share
 through exercise
 of common stock
 warrants               27,500        28      (27,500)       (71,030)       71,002              -                  -              -

Issuance of common
 stock at $.25 per
 share in March
 2000 through
 exercise of
 common stock
 warrants              100,000       100            -              -        24,900              -                  -         25,000

Common stock
 subscribed to at
 $2.50 per share
 in March 2000
 granted in
 connection with
 October 1999
 debenture
 placement and
 November 1999
 private placement           -         -       40,000        100,000      (100,000)             -                  -              -

Shares issued in
 April 2000 in
 connection with
 reverse acquisition
 of Second CMA, Inc.    45,000        45            -              -         1,155              -                  -          1,200

Grant of stock
 options on April
 18, 2000 for legal
 services                    -         -            -              -     1,047,670              -                  -      1,047,670

Common stock
 subscribed at $10
 per share in May
 2000 in connection
 with April 2000
 private placement
 net of placement
 costs                       -         -       50,000        450,000             -              -                  -        450,000

Common stock
 subscribed to at
 $11.31 per share
 in June 2000 in
 connection with May
 2000 private
 placement, net of
 placement costs             -         -       80,000        793,259             -              -                  -        793,258

Common stock
 subscribed at $2.50
 per share in June
 2000 through
 exercise of common
 stock warrants              -         -       91,878        398,107      (168,412)             -                  -        229,695

Net consolidated loss
 for the nine months
 ended June 30, 2000         -         -            -              -             -              -        (11,771,037)   (11,771,037)

                    ----------   -------   ----------   ------------   -----------      ---------       ------------   -------------
Balances at
 June 30, 2000      19,236,717   $19,237      405,729   $  2,100,994   $22,334,657      $(400,000)      $(23,607,615)  $    447,273
                    ==========   =======   ==========   ============   ===========      =========       ============   =============

              Upgrade International Corporation and Subsidiaries
                       (A development stage enterprise)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Nine months ended
                                                                                 June 30,                    Cumulative
                                                                    --------------------------------       since inception
                                                                         1999              2000           (February 5, 1997)
                                                                    --------------    --------------      ------------------
                                                                      (unaudited)       (unaudited)          (unaudited)
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net loss                                                             $(5,300,783)     $(11,771,037)        $(23,607,615)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                           12,977           159,888               171,855
    Amortization of beneficial conversion feature                                -           400,000               400,000
    Amortization of debenture discount                                           -           122,208               122,208
    Write off of option cost                                                76,250                 -                76,250
    Equity in loss of UltraCard                                            578,551                 -             1,264,316
    Purchased in-process research and
      development                                                        2,904,594           425,800             5,971,603
    Warrants and options issued for services                               221,000           339,500             2,301,705
    Shares issued for services                                             103,750           242,900               298,650
    Options issued for services                                                  -         1,047,670             1,047,670
    Expenses incurred through loan assumption                              470,005                 -               470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property charged to expense             125,000                 -               125,000
    Minority interest                                                     (278,014)       (1,758,371)           (2,114,415)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other                                     974          (201,264)              412,902
      Accounts payable and accrued liabilities                             864,420           315,435               730,613
                                                                    --------------    --------------       ---------------
                                                                                         (10,677,271)          (12,329,253)
        Net cash used in operating activities                             (221,276)

Cash flows from investing activities
  Acquisition of property and equipment, net                               (98,160)         (687,348)             (754,843)
  Deposits                                                                       -        (1,225,000)           (1,225,000)
  Acquisition of Centurion Technologies, Inc.,
    net of cash acquired                                                  (650,000)                -              (650,000)
  Acquisition of additional equity interest in eForNet
    from a minority shareholder                                                  -          (200,000)             (200,000)
  Acquisition of UltraCard, Inc., net of cash acquired                  (3,180,900)         (260,300)           (5,571,105)

  Additions to intangible assets                                                 -           (71,927)              (71,927)
                                                                    --------------    --------------       ---------------

        Net cash used in investing activities                           (3,929,060)       (2,444,575)           (8,472,875)

Cash flows from financing activities
  Borrowings                                                               127,652         1,000,000             1,218,438
  Loan costs                                                                     -           (70,000)              (70,000)
  Borrowing from an officer                                                      -           270,000               270,000
  Repayments of payables to related parties                               (149,026)         (367,319)             (927,518)
  Proceeds from sale of common stock and stock subscriptions             5,465,032         7,731,798            20,535,171
                                                                    --------------    --------------       ---------------
        Net cash provided by
          financing activities                                         $ 5,443,658      $  8,564,479          $ 21,026,091
                                                                    --------------    --------------       ---------------

Net increase (decrease) in cash and cash equivalents                   $ 1,293,322      $ (4,557,367)         $    223,963

Cash and cash equivalents at the beginning of the period                     3,697         4,781,330                     -
                                                                    --------------    --------------       ---------------

Cash and cash equivalents at the end of the period                     $ 1,297,019      $    223,963         $     223,963
                                                                    ==============    ==============       ===============

Non - cash disclosures
During the three months ended March 31, 2000, the Company issued 53,282 common stock warrants to two consultants for services performed in connection with October 1999 issuance of convertible debentures and November 1999 private placements. At the time of the issuance, the warrants were valued $125,000 using Black-Schooles pricing model. In addition to warrants, the same consultants were granted 40,000 shares of the Company's common stock included in total shares subscribed at March 31, 2000.

On April 6, 2000, the Company acquired Second CMA, Inc., a reporting issuer under the Securities Exchange Act of 1934, through a merger whereby Upgrade was the surviving entity. In connection with the transaction, the Company issued 45,000 shares of its voting common stock. The shares were valued at $1,200, which was the estimated fair value of Second CMA's net tangible assets.

                          UPGRADE INTERNATIONAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE A - FINANCIAL STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAPP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2000. This Form 10-QSB should be read in conjunction with the Form 8-K that includes audited consolidated financial statements for the year ended September 30, 1999 and the 1998 and unaudited financial statements for the three month period ended December 31, 1999 and 1998.


NOTE B - BASIS OF PRESENTATION

On April 6, 2000, the Company acquired Second CMA, Inc., a reporting issuer under the Securities Exchange Act of 1934, through a merger whereby Upgrade was the surviving entity. In connection with the transaction, the Company issued 45,000 shares of its voting common stock. The shares were valued at $1,200, which is the estimated fair value of shell's net tangible assets. In addition, the Company paid $300,000 to the stockholders of Second CMA, Inc. This amount was expensed and included in Other Expenses for the three months ended June 30, 2000.

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

The balance sheet as of June 30, 2000 and September 30, 1999, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); Centurion Technologies, Inc. (Centurion); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global Cybersystems SA. (GCSA) and Global Cybersystems PLC (GCPLC). The statements of operations and cash flows for the nine months ended June 30, 1999, reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. The statements of operations and cash flows for the nine months ended June 30, 2000 include the consolidated results of the Company and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

NOTE C - LOSS PER COMMON SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 18,323,267 and 12,227,349 for the nine months ended June 30, 2000 and 1999, respectively, 13,467,876 and 7,883,551 for the years ended September 30, 1999 and 1998, respectively and 9,909,614 since inception (February 5, 1997) through June 30, 2000. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

NOTE D - MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of establishing applications for its existing technologies and further developing products from the technology. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing or through licensing arrangements. The Company has commenced private placements on a best efforts, no minimum basis. In August 2000 the Company completed a further private placement of 160,000 shares at $10.48 for gross proceeds to the Company of $1,676,800. In addition the Company is negotiating licensing arrangements and the possible sale of a minority interest in Subsidiaries. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

NOTE E - COMMITMENTS

As of June 30, 2000, Ultracard has equipment purchase commitments of approximately $3,500,000 of which $1,200,000 has been paid as a deposit.

On March 30, 2000, Ultracard entered into a five year facility lease that commences on August 1, 2000. The lease requires monthly payments of approximately $163,000 accelerating annually to approximately $190,000. In addition, Ultracard is required to make a lease deposit of $996,000, of which $190,000 has been paid, and prepaid rent of $163,000 which has also been paid. Ultracard plans to move into the facility in September 2000.

NOTE F - CONTINGENCIES

During February and March 2000, the Company was notified that a series of class action lawsuits were filed in United States District Court against the Company and its President alleging securities violations. These have been consolidated into a single suit. The Company is unable to assess the ultimate outcome of these matters. Therefore, the accompanying financial statements do not include a liability, if any, with regard to these matters. Counsel has been engaged to defend the Company against these lawsuits the terms of which are outlined in note "G".

NOTE G - STOCK OPTIONS

On April 18, 2000, the Company granted 195,000 options to a law firm as a retainer for services to be provided from the date of grant through June 30, 2001. The options vest in three equal blocks of 65,000 with the first block vesting immediately, the second block vesting on July 1, 2000, and the last block vesting on January 1, 2001. All options expire in five years from the date of grant and are nonforfeitable unless the firm resigns voluntarily.

The Company valued the options using the Black-Scholes option pricing model and the following assumptions: estimated volatility of 184%, risk free rate of 6%, dividend rate of 0%, and estimated useful lives equaling service periods associated with each block. The Company recorded legal expense of $1,047,670, which is the fair value if the first vested block of options as measured on the date of grant. The fair value of the remaining two non-vested blocks as of June 30, 2000 was estimated at $1,270,100. This amount has not been recorded as prepaid legal fees as it will be subject to variable option accounting and will be expensed over the contractual term of the agreement.

NOTE H - SUBSEQUENT EVENTS

On July 11, 2000 the Company signed a letter of intent to acquire 100% of The Pathways Group, Inc. in an all-share transaction. It is proposed that the stockholders of The Pathways Group, Inc. receive one share of common stock of the company for each 14.3 shares of The Pathways Group, Inc. The acquisition is subject to further negotiation of a definitive agreement and shareholder approval. Pursuant to the letter of Intent, Upgrade is providing interim financing to Pathways of approximately $375,000 every two weeks beginning July 28, 2000.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain statements contained in this Quarterly Report on Form 10-QSB, including, without limitation, statements containing the words "believes, " anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward- looking statements. Our actual results could differ materially from those anticipated in these forward- looking statements for many reasons, including the risks faced by us described in this Quarterly Report and in other documents we file with the Securities and Exchange Commission.

Net losses aggregated $5.4 million in the third quarter of fiscal 2000 resulting in a loss for the first nine months of fiscal 2000 of $11.7 million. This compares with a $5.3 million net loss for the first nine months of fiscal 1999, reflecting a continued and growing level of investment into the subsidiary companies' technologies, production processes and industrialization opportunities. This increase in the net loss compared to the prior year is, in the most part attributable to the operations of the Company's subsidiary, UltraCard Inc., whose results of operations for the nine months ended June 30, 1999 were recorded using the equity method as opposed to being consolidated for the nine months ended June 30, 2000. The other two significant operating subsidiaries EforNet and Centurion contributed 23.5% of the total loss for the nine months ended June 30, 2000 reflecting the results of those entities in developing software and smart card initiatives. All of these entities are expanding their staff and scale of operations level and losses are expected to be incurred for the foreseeable future.

Direct research and development expenditures of $2.5 million for the first nine months of the current fiscal year represents an increase of $1.7 million over the corresponding period in the prior year. This increase represents the increased cost incurred in establishing production equipment, facilities and processes within UltraCard. The increase is also comprised in part of refining and expanding upon the consolidated groups core support technologies to establish a base of products for production. The costs also reflects a focused effort at the establishment of an operating system by Efornet that will form the standard for the UltraCard product. A significant portion of the increase was due to the addition of new personnel, prototype development and contracts with external research and development contractors. For the near future research and development expenditures are expected to be maintained and increase to meet the Company's anticipated market opportunities. All of the Company's research and development costs are expensed as incurred.

In an effort to establish the Company's market with the UltraCard and related products, and in order to augment internally developed research and development initiatives, the Company will license technology from other businesses, engage others to develop components and/or acquire other businesses as an alternative to internal research and development and marketing efforts.

General and administrative expenses have increased from $1.0 million to $8.6 million for the corresponding nine month periods ending June 30, 1999 and 2000. Included in this increased general and administrative expense is a non-cash compensation of $1.65 million of legal expenses incurred in connection with defending the company against outstanding class action lawsuits and financing costs. In addition, over the comparative periods the Company has acquired a growing number of subsidiary companies for which it consolidates the operating results. These costs are expected to continue to grow as the subsidiaries commercialize their products and develop more extensive infrastructures.

Sales and marketing expenditures of $1.1 million for the nine months ended June 30, 2000 represent costs associated with the Company's attendance at trade shows as the Company builds market awareness in preparation for product launches for products which are currently under development.

LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents were $0.22 million at June 30, 2000, a decrease from $4.5 million from September 30, 1999. The decrease is primarily the result of increased research and development and administrative expenses as well as investment during the period into production equipment - $1.7 million, and investment in UltraCard and EforNet - $.46 million. Cash flows from financing activities of $8.6 million fell short of net cash used in operating activities by $2 million during the nine month period ended June 30, 2000. A further $1.7 million was raised subsequent to June 30, 2000. The Company's ability to implement its business plan depends upon its continued success raising capital on an ongoing basis.

Upgrade has entered into funding agreements with each of its subsidiaries based upon budgets and operating projections for one to three years prepared by each company and submitted to and approved by the Board of Directors of Upgrade. Those agreements provide to each of those subsidiaries funding commitments for aggregate proceeds as follows to finance the expansion of their operations;

      Company                        Funding           Portion funded
                                     Commitment        to June 30, 2000

      UltraCard Inc.                 $28 million       $12.2 million
      EforNet Corporation            $ 5 million       $ 2.2 million
      Centurion Technologies Inc.    $ 3 million       $ 2.1 million

Each of these funding arrangements are convertible or have been converted into common stock in the subsidiary.

In order for the Company to meet these funding requirements and to meet ongoing operating requirements, it will have to raise additional financing. The rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing, or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

The Company has entered into a Letter of Intent dated July 11, 2000 to acquire all of the outstanding stock of The Pathways Group, Inc. Pursuant to the Letter of Intent, Pathways' shareholders will receive one share of Upgrade common stock for each 14.3 shares of Pathways common stock. Pursuant to the Letter of Intent, Upgrade is providing interim financing to Pathways approximately $375,000 every two weeks beginning July 28, 2000.

PART II   Other Information

Item 1.  Legal Proceedings
-------

Pursuant to a court order dated May 26, 2000, the three actions previously filed against Upgrade and its president, Daniel S. Bland, have been consolidated into one action, In Re Upgrade International Corporation Securities Litigation, U.S. District Court, Western District of Washington at Seattle, c/a #C00-0298. A Consolidated and Amended Class Action Complaint was filed July 24, 2000. Six minority shareholders are named as lead plaintiffs. The complaint alleges that material misrepresentations and omissions were made by Upgrade and Mr. Bland in violation of the Securities Exchange Act of 1934. Specifically, the complaint alleges that Upgrade and Mr. Bland made false statements regarding market readiness and technological capabilities of its UltraCard technology, thereby artificially inflating Upgrade's stock. The consolidated complaint seeks class certification and payment of unspecified damages and attorneys fees. Upgrade has engaged the firm of Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as defense counsel. Upgrade's answer is due on August 23, 2000. Counsel for Upgrade intends to file a motion to dismiss the consolidated complaint prior to the deadline for filing an answer.

Item 2.  Changes in Securities and Use of Proceeds
-------

(c)  Recent Sales of Unregistered Securities
     ---------------------------------------

     1. On April 6, 2000, Upgrade issued 45,000 shares of its common stock in exchange for all the outstanding shares of common stock of Second CMA, Inc., a Colorado corporation, pursuant to an Agreement and Plan of Merger dated as of April 4, 2000 between Upgrade, and Second CMA. Please see the Company's Form 8-K filed April 6, 2000. The shares were exempt from registration under Rule 506 of Regulation D under and Section 4(2) of the U.S. Securities Act as amended.

     2. On June 9, 2000, the Company concluded an offering of 50,000 shares at $10.00 per share for total gross proceeds of $500,000 to Gambit Investments Ltd. The offer and sale of shares were exempt from registration pursuant to Regulation S promulgated under the U.S. Securities Act of 1933, as amended (the "Securities Act"). In addition, the shares were exempt from registration under Rule 506 of Regulation D under and Section 4(2) of the Securities Act.

     3. On June 9, 2000, the Company concluded an offering to Devon Properties, Ltd. of 50,000 shares pursuant to an offering memorandum at $11.31 per share for total gross proceeds of $565,500. The offer and sale of shares were exempt from registration pursuant to Regulation S promulgated under the Securities Act. In addition, the shares were exempt from registration under Rule 506 of Regulation D under and Section 4(2) of the Securities Act.

     4. On June 19, 2000, the Company concluded an offering to Devon Properties Ltd. of 30,000 shares pursuant to an offering memorandum at $11.31 per share for total gross proceeds of $339,300. The offer and sale of shares were exempt from registration pursuant to Regulation S promulgated under the Securities Act. In addition, the shares were exempt from registration under Rule 506 of Regulation D under and Section 4(2) of the Securities Act.

     5. In June 2000, the Company issued 91,878 shares of its common stock at $2.50 per share for the exercise of warrants.

     6. On April 18, 2000, Upgrade issued options to purchase 195,000 shares of its common stock at a price of $10.00 per share to its legal counsel, Cohen, Milstein, Hausfeld & Toll, P.L.L.C., for payment of legal services. The shares were exempt from registration under Rule 506 of Regulation D under and Section 4(2) of the U.S. Securities Act as amended.

Item 5.  Other Information
-------

A. Reincorporation. A definitive proxy statement was filed with the Securities and Exchange Commission on July 24, 2000, regarding a special shareholders meeting to be held August 16, 2000 to approve the reincorporation of the Company from Florida into Washington.

B. Proposed Acquisition. On July 11, 2000, the Company executed a letter of intent with The Pathways Group, Inc. ("Pathways") (NASD: PTHW) pursuant to which Upgrade would acquire 100% of Pathways in an all-share transaction. Upgrade proposes that each stockholder of Pathways receive one share of Upgrade common stock for each 14.3 shares of Pathways common stock held by such stockholder. The acquisition is subject to the negotiation of a definitive merger agreement, the receipt of all regulatory approvals and stockholder approval. Please see the Company's Form 8-K filed July 21, 2000.

Item 6.  Exhibits And Reports On Form 8-K
------

A.   Exhibits
     --------

          Exhibit No.    Description
          -----------    -----------
          2.1*           Agreement and Plan of Merger (Reincorporation)
          4.1            Stock Option Agreement
          10.1           Design Agreement for UltraCard Writer/Reader Devices
          10.2           UltraCard Los Gatos Lease
          27.1           Financial Data Schedule

     *Incorporated by reference from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24, 2000.

B.   Reports on Form 8-K
     -------------------

The Company filed two Forms 8-K during the three months ended June 30, 2000:

     Form 8-K for Period April 6, 2000, in which the Company announced the merger between Upgrade International Corp., and Second CMA Inc., pursuant to which Upgrade International Corp. was the surviving entity. The Company reported under Item 1 that a change in control occurred as a result of the merger. Under Item 2, the Company reported the total consideration paid in conjunction with the merger with Second CMA. Under Item 5, the Company reported that it became the successor issuer to Second CMA for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective April 6,2000. The Company also filed audited financial statements for the years ending September 30, 1998 and 1999, and unaudited financial statements for the quarters ending December 31, 1998 and 1999.

     In its Form 8-K filed June 2, 2000 the Company reported under Item 5 that its reports filed through EDGAR before June 2, 2000 may be accessed under the Central Index Key ("CIK") of its predecessor, Second CMA.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               Upgrade International Corporation


Date:  August 14, 2000         /s/ Daniel Bland
                               --------------------------------------------
                               Daniel Bland, President and Chief Executive
                               Officer, and Secretary

                                 EXHIBIT INDEX


       Exhibit No.    Description
       -----------    -----------
       2.1*           Agreement and Plan of Merger (Reincorporation)
       4.1            Stock Option Agreement
       10.1           Design Agreement for UltraCard Writer/Reader Devices
       10.2           UltraCard Los Gatos Lease
       27.1           Financial Data Schedule

     *Incorporated by reference from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24, 2000.