Form 10KSB
period 2000-09-30
UPGRADE INTERNATIONAL CORP /FL/
filed 2001-01-16
CIK 1071749

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                                   ___________

                                   FORM 10-KSB

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  FISCAL  YEAR  ENDED  SEPTEMBER  30,  2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR  THE  TRANSITION  PERIOD  FROM  __________  TO  __________

                         COMMISSION FILE NUMBER 0-27649

                        UPGRADE INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             WASHINGTON                                  58-2441311
   (STATE OR OTHER JURISDICTION             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 OF INCORPORATION OR ORGANIZATION)

1411 FOURTH AVE., SUITE 629; SEATTLE, WASHINGTON          98101
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           ( ZIP CODE)

     REGISTRANT'S  TELEPHONE  NUMBER,  INCLUDING  AREA  CODE:  (206)  903-3116

     SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(B)  OF  THE  ACT:  NONE

          TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------          -----------------------------------------

   _______________________________    _________________________________________

   _______________________________    _________________________________________

SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(G)  OF  THE  ACT:
            COMMON  STOCK,  PAR  VALUE  $0.0001  PER  SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the fiscal year ended September 30, 2000 were $-0-.

     The aggregate market value as of January 6, 2001 of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price on January 5, 2001, was $52,776,318.

     There were issued and outstanding 21,543,886 shares of the Registrant's common stock as of January 6, 2001.


                    DOCUMENTS INCORPORATED BY REFERENCE: NONE











================================================================================

                             UPGRADE INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                            FORM 10-KSB

                                         SEPTEMBER 30, 2000

                                               INDEX


                                                                                                         PAGE
                                                                                                         ----
PART I
Item 1        Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
Item 2        Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
Item 3        Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 4        Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . . . .   17


PART II
Item 5        Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . . . .   18
Item 6        Management's Discussion and Analysis of Financial Condition and Results of Operations. . .   19
Item 7        Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . . . .   24
Item 8        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure. . .    57

PART III
Item 9        Directors and Executive Officers of the Registrant. . . . . . . . . . . . . . . . . . . .    58
Item 10       Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    59
Item 11       Security Ownership of Certain Beneficial Owners and Management. . . . . . . . . . . . . .    59
Item 12       Certain Relationships and Related Transactions. . . . . . . . . . . . . . . . . . . . . .    61
Item 13       Exhibits and Reports on Form 8-K.. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   61

                                     PART 1

ITEM  1.  BUSINESS

        GENERAL

        Upgrade International Corporation (the "Company") is a Washington corporation that was originally incorporated in Florida in 1997 and intends to be a fully integrated smart card solutions provider. The business is centered on developing and marketing a patented data storage technology that incorporates hard drive type of memory storage into a standard credit card format.

The ULTRACARD technology provides increased data storage that enables a combination of high security, privacy and a greater amount of personal, transportable data storage-at the lowest cost in the industry. ULTRACARD operates in conjunction with a read/write device and operating software that the Company is also developing. In addition, Upgrade may acquire and is developing application software and systems for specific applications of the ULTRACARD technology, as well as conventional smart card solutions.

Upgrade intends to first complete the commercialization process of its core patented technology through its UltraCard, Inc. subsidiary. In conjunction with the completion of this commercialization, the Company intends to leverage off this technology through its ownership interest in:

     -    EFORNET CORPORATION, a smart card research and development company,
     - CQUE CORPORATION (formerly Centurion Technologies, Inc.), a smart card application provider for the medical industry, and
     - The GLOBAL CYBERSYSTEMS group of companies will provide European smart card sales and marketing.

And  by  pending  acquisition  of  an  ownership  interest  in:
     - THE PATHWAYS GROUP, INC., a fully integrated smart card solutions provider specializing in transaction processing (definitive agreement pending)

These companies are developing applications software and systems for specific applications of the UltraCard technology as well as conventional smart card solutions. The acquisition and development of existing smart card solutions to be provided by these groups represent a market strategy designed to accelerate the effective integration of UltraCard technology into newly developing and existing markets.

Upgrade intends to further leverage off its technology platform by making additional acquisitions that will vertically integrate its technology into numerous business applications. This tracks with Upgrade's goal to become the high capacity transportable data storage standard.

Upgrade's principal executive office is currently located in Seattle, Washington.

     Our  Vision
Upgrade International Corporation's vision is to be the leader in developing and providing state of the art ultra high capacity portable data storage technology designed to become the new smart card industry platform for existing and newly developing markets.

     Our  Mission
Upgrade's mission is to create shareholder value through the development and commercialization of UltraCard patented technologies, and then leverage those technologies to create new smart card products and applications solutions.

     Business  Strategy
Upgrade intends to first complete the commercialization process of its core patented technology through its UltraCard, Inc. subsidiary. In conjunction with the completion of this commercialization, the Company intends to leverage off this technology through its ownership interest in EforNet Corp., a smart card application research and development company, cQue Corporation (formerly Centurion Technologies, Inc.), a smart card application provider for the medical industry, and the Global Cybersystems companies, which provide European smart card sales and marketing. In addition, Upgrade has entered into a definitive agreement with The Pathways Group, Inc., an electronic data transaction processor. The family of companies are developing applications software and systems for specific applications of the UltraCard technology as well as conventional smart card solutions. The development of solutions to be provided by these entities is an integral part the Company's market strategy and is designed to accelerate the integration of UltraCard technology into newly developing and existing markets.

Upgrade intends to further leverage off its technology platform by making additional acquisitions that will vertically integrate its technology into numerous business applications. This tracks with Upgrade's goal to become the high capacity transportable data storage standard, and then to leverage off of that platform.

     Subsidiaries
Upgrade  owns  a  controlling  interest  in  the  following  companies:

     - ULTRACARD, INC.-a 53% subsidiary holding the patented technology that is Upgrade's core technological platform. UltraCard is developing and marketing ultra high capacity data storage and retrieval in a credit card format, a read/write device, and a supporting operating system.

     - CQUE CORPORATION (formerly Centurion Technologies, Inc.)-a 51% subsidiary of Upgrade that is developing a medical card on a smart card platform capable of providing a host of interrelated services on line for the medical industry including such services as pharmacology conflict analysis.

     - EFORNET CORPORATION-a wholly-owned subsidiary of Upgrade is a research and development resource to the Upgrade group of companies. EforNet provides alternative smart card solutions for specific markets in addition to the conventional smart card and the high memory capacity UltraCard.

     - GLOBAL CYBERSYSTEMS INC. (U.S. Corporation), GLOBAL CYBERSYSTEMS S.A. (a Swiss Corporation), and GLOBAL CYBERSYSTEMS PLC (a U.K. Corporation)-provide European marketing and sales for the products developed by the Upgrade group of companies.

Upon completion of the pending acquisition, Upgrade will own 100% of the following company:

     - THE PATHWAYS GROUP, INC.-Pathways and its subsidiaries design, market and service custom smart card applications and services. Pathways develops unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. A key element of Pathways' business plan is the processing of transactions associated with its current and prospective smart card installations.

Upgrade  provides  its  subsidiaries  with  strategic  direction,  financial and financing services, administrative and investor relations services, and additional services facilitating the development of each business unit's operating plans. Upgrade intends to hold substantial interests in, and maintain an active involvement with the companies and technologies it has developed.

     Organizational  Structure
Upgrade  International  Corporation  will  have  the  following   organizational
structure, once  acquisitions  in  progress  are  complete:

[GRAPHIC: Organization chart shows Upgrade at the top level and the following five subsidiaries side-by-side on the next level: 51% owned cQue, described as "Health Care"; 100% owned EforNet, described as "Operating System"; 76.5% owned Global Cyber Systems, described as "Eurpoean Marketing"; 100% owned Pathways Group, described as "Transaction Processing"; 53% owned UltraCard, described as "Core Technology".]

                                    ULTRACARD

          UltraCard is a Nevada corporation which was formed in 1997. It is headquartered in Los Gatos, CA with research and development facilities in Campbell, Newport Beach, and San Jose California. UltraCard's principal assets are patented, patent pending and unpatented proprietary intellectual property, that it either owns or holds a license to use. UltraCard is a development stage company; its operations to date have principally been limited to research and development activities.

          UltraCard is the developer of UltraCard(TM) technology for high security, high capacity, portable information storage in a wallet size credit card for existing and future market sectors. The UltraCard technology combines hard disk drive technology, magnetic stripe technology, smart card "chip" technology and UltraCard patented technology to achieve a new platform in data storage which allows the sharing, exchange, archiving and transport of large amounts of data storage - all on the familiar credit card form factor.

          This enterprise represents the combination of scientists, engineers, marketing and management personnel from the computer storage, the e-commerce and the credit card transaction industries. The development of the initial stages of the technology was completed in late 1998. At that time, the company conducted a proof of concept demonstration for a panel of independent engineers and technical advisors. With this milestone under its belt, the company embarked on the commercial Alpha unit launch of the technology. On November 16, 1999, at Comdex '99 in Las Vegas, UltraCard introduced the 5 MB data storage card.


                          THE TECHNOLOGY & THE PRODUCT


     What  Is  UltraCard?

- UltraCard uses a variety of proprietary and patented technologies to provide a reliable, secure reader/writer and a secure and private data storage card.

- The UltraCard product line will start with 5 MB of data on a "credit card" sized media - a form factor that is familiar and highly accepted by consumers

- UltraCard has developed a way to use hard disk drive media technology in a credit card profile with a reader/writer design that will interface with computers, hand held devices, ATM terminals, cash registers and other devices. The UltraCard is fully downward compatible with existing card reader installations, both mag-stripe and smart card chips.

- The patent protected technology enables, for the first time, high capacity re-writeable credit card-sized memory cards with enough capacity to store powerful error protection schemes, redundant data areas, high-resolution biometric information and sophisticated encryption and privacy schemes. Invisible card watermarking, several biometric recognition programs, FBI-level fingerprints, handprints, iris scans, photographs, x-rays, voiceprints, can all be accommodated on the high capacity UltraCard.

- The patent protected technology can be used to eliminate fraud and skimming which is a major problem with current credit cards and smart cards. Because of the increased storage capabilities, several encryption libraries can reside on the card. The UltraCard high capacity memory, the magnetic stripe, the smart card chip and a PIN or biometric can all be mathematically tied together with encryption technology to validate the card and user 4 ways. That means it's secure, and private, not public. No hackable web site is needed to validate either the card or user. The card itself can also provide the biometric recognition program and a digital signature in order to deliver a "non-repudiatable" transaction and faultless authentication.

Where  Does  UltraCard  Stand  Against  the  Competition?

Memory  cards  on  the  market  today  include:

1. Magnetic Stripe Card: 256K memory; ATM cards, POS readers, door entry, phone cards.

2. IC Smart Cards: 2K-64K memory, also with magnetic strip; look like credit cards.

3. Optical Cards: 4.1MB to 40 MB memory; lasercards with proprietary readers or trimmed discs with standard CD-ROM readers.

4.   Magnetic: 2 KB; Cards: magnetically treated plastic card.

5. Flash Cards: 2MB - 128 MB; portable, removable and interchangeable memory chips (similar to computer chip); cell phones, digital cameras, MP3 audio.

Management believes the UltraCard can replace all of the competitive cards listed above and will solve the inherent deficiencies of each such as:

1    Magnetic Stripe Card: low memory and prone to wear and accidental erasure.

2 IC Smart Cards: more memory capacity than magnetic stripe cards, but expensive, require a special card reader, and more fragile.

3 Optical Cards: memory capacity competes with magnetic media, but only available with Write Once Read Many ("WORM") capability; lasercard time to read and write is slow and prone to deterioration with high humidity; trimmed optical discs unconventional and hardware to write on disc is expensive.

4 Magnetic: slightly higher storage than magnetic stripe, but not significant compared to smart cards, optical cards and flash cards and need different readers than magnetic stripe.

5 Flash Cards: fast and versatile, but very expensive to manufacture and prone to damage at connectors and breaking in field use.

     WHAT  IS  THE  ULTRACARD  TECHNOLOGY  ADVANTAGE?

- 5MB card entry level product offers more memory than any of the current credit card sized cards, 20,000 times the capacity of magnetic stripe cards and 2,500 times the capacity of the most popular smart cards (2KB)

- Lowest price per megabyte in comparison to other popular forms of data storage.

- Hard disk media magnetic recording technology permits very fast read/write capability while still being cheaper to manufacture than smart cards or flash cards. The magnetic recording industry has historically and always been a step ahead of any other technology attempting to displace magnetic data storage technology.

- Fully editable-the UltraCard may be written on, edited and read similar to the hard disk on your computer. Data storage files can also be formatted in a Read Only Memory (ROM), Random Access Memory (RAM) or overwritable.

- A patented scheme of card protection is available that ensures magnetic data is not vulnerable to accidental erasure by common household fields. Proprietary magnetic layers over the media are also available to prevent the stored magnetic fields from being detected by unauthorized readers.

- Compatibility with existing smart card and magnetic stripe technology. As a result, UltraCard technology can integrate existing technologies, is backwards compatible with conventional card readers and offers a clear migration path to increased capabilities.

     WHAT  TECHNOLOGY  "FIRSTS"  DOES  ULTRACARD  DELIVER?

- 20,000 times the capacity of magnetic stripe cards and 2,500 times the capacity of the most popular smart cards (2KB): raises the bar in security, privacy, and personal protection. The UltraCard and reader technology enables true security of data access, internet transactions and person-to-person communications, creating market opportunities prohibited until now by limited technology.

- Answers the interoperability challenge: The high data storage capacity of the UltraCard is the only technology that offers sufficient memory to permit interoperability with multiple operating systems, several encryption and biometic schemes, many application programs and still maintain compatibility with existing technologies.

- Rugged: Because of a patent pending design, UltraCard holds up to the "torturous" environment of the consumer wallet and daily abuse that may leave a credit card inoperable.

- Highly resistant to fraud: The only way to ensure card-based data storage that is both secure and private is to have the data reside on the card that is in your possession and not on a "secure" web site. All web sites are hackable. This allows the consumer to control how, when and from where the data is put on and taken off the card.

- Scalable: the technology allows smooth transition to larger memory capacity as needs and technology expands. Our entry product is based on technology developed by IBM in 1953. We anticipate a lot of growth potential. 5MB is just the beginning.

- Designed for high volume mass production: At the same time that UltraCard represents a ramping up of capacity, security and privacy, it represents a downward spiral of cost. It uses high volume, high-throughput sputter technology that's a mature, proven production process already cost-reduced substantially. For example, the UltraCard sputter production equipmentcan produce up to a million memories for cards per day. In terms of production projections, this speaks in terms of transforming production dollars per megabytes into megabytes per cents.

[GRAPHIC: Bar graph with heading "Competitive". Vertical axis denoted "Per MB". Three vertical bars rise from the horizontal axis. The first bar (left to right) is approximately 3 inches high, beneath the horizontal axis the caption is "250 Characters", and above the bar the caption is "Magnetic Stripe Card $3000". The second bar is approximately 1 inch high, beneath the horizontal axis the caption is "2,000 Characters", and above the bar the caption is "2K Smart Card $500". The third bar is less than 1/8 inch high, beneath the horizontal axis the caption is "5 Million Characters", and above the bar the caption is "UltraCard $0.20".]

HARD  DISK  DRIVE  AERIAL  DENSITY  COMPARED  TO  ULTRACARD  CAPACITY


[GRAPHIC: The graph is headed "IBM Areal Density Perspective 43 Years of Technology Progress". The "IBM" logo appears in the lower left corner of the graphic. Vertical axis labeled as "Areal Density Megabits/in2" (i.e., per square inch), with scaling labeled from 10 to the minus 3rd power up to 10 to the 5th power. Horizontal axis labeled as "Production Year", with scaling labeled from 60 (meaning 1960) to 2010. The plot points form a line that slopes upward to the right, denoting a continued increase in density with the advance of time. At the far right of the graph, there is an indication of a 5 Million times increase in density over the time period to which the graph applies. The UltraCard is superimposed on IBM's graphic next to a plot point on IBM's line that is denoted as "1st Thin Film Head". The UltraCard plot points also form a line that slopes upward to the right, denoting a potential for increase in density based on existing technological advances.]

--------------------------------------------------------------------------------

     UltraCard is not inventing new core technology. UltraCard's idea was to transfer a technology that is mature and proven to the credit card format. Advances in disk drive storage densities have set the stage for the UltraCard performance.

     During the past 20 years, storage densities have multiplied from 2.5 million bits of information per square inch of media space to approximately 20 billion bits of information per square inch. And this growth is not about to stop. Prior to 1991, the rate of increase in storage density accelerated at 60% per year, setting the pace for the disk drive industry to follow. Since 1991, that rate increase per year has approached 100%.


       WHAT  MAKES  THE  ULTRACARD  REVOLUTIONARY?

- It will deliver a solution to re-invent an OEM business. UltraCard, the product, delivers a whole new way to create and retain customers by enabling a "personalized" relationship with the client, establishing customer loyalty, offering a solution for a new application and entrance into new markets. This means keeping current revenues in-house and creating new revenues through new services, expanded market opportunities, and a better solution to customers.

- It will store your life's information. Whether it's your car's service history, health records, company inventory, financial transactions, insurance benefits, credit history, Internet personal preferences, passport, phone access, or school records, the UltraCard can store it all.

WHAT ARE THE POSSIBLE APPLICATIONS FOR ULTRACARD? Many applications and examples of potential users for UltraCard are under investigation. Practically any application requiring data that can be transported easily and accessed inexpensively, can use UltraCard technology.

- GOVERNMENT: Access control, security cards, bill of lading shipping cards, criminal record files, training records, VA benefit cards, all agency interoperability General Services Administration, Department of Defense.

- FINANCE: e-Commerce, business-to-business, purse-to-purse, stored value cards, transaction cards VISA, MasterCard, American Express.

- THE INTERNET: Personal preferences card, transaction card, micro payments, privacy plus security for all transactions Hard Rock International, Disney, VISA.

- ID SYSTEMS: Passports/immigrations, retail store, valued customer, multi-biometrics, logical and physical access, multiple operating systems, multiple security protocols General Services Administration, Department of Defense.

-    HEALTHCARE  INDUSTRY:  HMO loyalty cards, patient record cards and archival
     processes,   x-rays,   insurance  records  &  pharmacy  transaction  cards,
     maternity and family care cards Blue Cross, Humana.

- TRANSPORTATION INDUSTRY: Mass transit payment cards, QC/Process control records, parts lists, maintenance records, RF entry cards Virgin Airlines, United Airlines, Aloha Airlines.

- COMMUNICATIONS: Cell phones, PDAs, universal phone cards, access control, web access, subscriber ID Nokia, Ericsson, Sagem, Motorola.

                                   THE MARKET

POTENTIAL  WORLDWIDE  MARKET  FOR  ULTRACARD

             Market Segment  1999    2000      2001        2002
                             -------------------------------------

          ANNUAL % INCREASE     --   13.5%  15% (EST.)  20% (EST.)
        (UNITS IN MILLIONS)
              Payment Cards  2,755  3,118        3,586       4,303

           Nonpayment Cards  2,824  3,211        3,693       4,432

            Telephone Cards  2,251  2,557        2,941       3,529

                Total Cards  7,830  8,886       10,220      12,264

Note:  These  numbers exclude the impact of UltraCard applications. Data source:
The  Nilson  Report,  Aug.,  2000,  Issue  721

POTENTIAL  MARKETS  FOR  ULTRACARD

          The identified market for UltraCard is broken into three categories based upon the technologies that are currently applied to these markets. The first market is the Magnetic Stripe Card market, the second is the smart card market and the third is the Computer Storage Media market. Each of these markets has its own form of storage technology that UltraCard has the potential to replace. There are currently an estimated 50 billion cards of all types in circulation. In 1999, the total turnover was 10 billion cards (The Nilson Report, Aug., 2000, Issue 721).

          THE MAGNETIC STRIPE CARD MARKET. The amount of information that is stored on a common credit card today is quite small. Most credit cards have a magnetic stripe installed across the back that contains an extremely limited amount of information, usually no more than 256 bytes of data. Because of this storage capacity limitation the common credit card is good for storage of no more than cardholder name, credit card number and authorization codes. The capacity to store any more information such as inventories of purchases or any personal information about the cardholder is not available. But these cards cost less than $1 to produce and can be read by relatively inexpensive card readers (less than $100) at point-of-sale locations everywhere. The magnetic card lasts about one year on average and less in cases of de-magnetization or physical destruction. The magstripe market is the largest single application market estimated to have exceeded 2 billion cards on a worldwide basis. The growth rate for this market is projected at a modest 8% per year through the year 2000 by various sources.

          SMART CARD MARKET. Smart cards with greater storage capacity than the magnetic stripe variety will be increasingly available over the next several years. They can accommodate a variety of uses that allow users to make purchases from a credit account, debit account, or stored value on the card. These cards can even have multiple applications operating on them at one time.

          The first of these is the so-called "smart card" that consists of an integrated circuit (IC) chip imbedded in a credit card. These devices currently can contain up to 64 kilobytes (kb) of data but are quite expensive (more than $15 per card) and require a special card reader different from the ones typically found at point-of-sale locations. The average memory capacity of smart cards that are actually in use is much lower than their maximum capacity, with over 90% of the smart cards on the market capable of only 2 kb of data storage. This capacity is enough to store about one page of text. In addition to their storage capacity shortcomings, smart cards are much more delicate than magstripe cards and rarely last a year before requiring replacement.

          There are at least ten subcategories in this market including phone cards, GSM (Global System for Mobile communications) cards, health cards, brand and loyalty cards, ID cards, transport tickets, pay TV cards, games, meters and automatic dispensers. The single largest application for the smart card is the telephone calling card which is used extensively in Europe. Recent announcements by financial institutions such as Providian Financial and VISA USA indicate an attempt to make the smart card popular as an e-Commerce tool in the United States.

          THE COMPUTER STORAGE MEDIA MARKET. There are many types of computer storage media on the market today. The trend in this market is towards a higher concentration of data in smaller and smaller packages. UltraCard is expected to be quite competitive at the low-cost end of this storage market.

          When UltraCard is marketed in the computer storage media market, it will bring a new level of micro-packaged computer storage media that has the potential to change the vast market for small floppy disks and to enhance the growth of both flash memory and small hard disk memory media markets. This market has the smallest impact viewed from today's technology but may hold the largest opportunity for development and growth for UltraCard. It certainly holds the greatest potential for high dollar volume specialty card applications. Storage media in this market vary greatly in price with the flash card market priced at less than $0.50 per unit. It is difficult to average prices in this market but a price in excess of $5 per unit is not out of line for UltraCard.

                              APPLICATION  SCENARIOS

                                   WIRELESS

          The future expectation for wireless market is driven by data and multi media. There is significant unfulfilled demand for more storage capacity for the mobile users. Today there are more than 365 million global GSM customers and estimates are that the 500 million customer mark will be achieved early in 2001. The GSM Association today announced that a record 9 billion G-mails or SMS (GSM mail or Short Message Service) text messages were sent over the world's GSM wireless networks during August 2000.

          UltraCard technology can provide a distinctive "smart card"that enables more storage capacity to provide additional services for mobile users. UltraCard offers the ability to cost-effectively extend the existing services to new access channels such as mobile phones, personal digital assistants (PDAs), or even the "new" access devices that combine voice, data, and perhaps video. These products provide cardholders with the ability to: .

     -     Conduct  banking
     -     Wireless  commerce
     -     Pay  bills
     -     Stock  trading
     -     Make  purchases
     -     Gather  information
     -     Family  photo,  address  book,  and  personal  information

           For merchants, the new storage capacity will allow multifunctional Services onto the card:

     -     Advertising,  promotion
     -     Target  Marketing
     -     News,  Sports,  Weather
     -     Pictures,  Video  clips
     -     Location  locator
     -     Driving  direction
     -     Family  area  network  value-added  services
     -     Corporate  inter  communication  value-added  services

          Consumers benefit as they become empowered with the ability to store more information, and access these services with greater ease, security and convenience.




                         BANKING AND FINANCIAL SERVICES

          General purpose credit and debit cards displaying the brands of Visa, MasterCard, American Express, JCB, and Diners Club totaled 1.24 billion at the end of 1999, up 11.1% over 1998.

          Banking and financial services industries are in the midst of significant change resulting from the latest round of deregulation. The lines between banks, brokerages and insurance companies are quickly blurring. Additionally, financial services formerly offered only by large institutions are now the domain of new, sometimes smaller firms. The Internet has emerged as the great equalizer among these institutions. It has offered a tremendous opportunity to reach the global user, and at the same time increases security risk for identifying, and authenticating the proper authorizer.

          UltraCard technology will allow multi-application solutions for financial institutions far beyond the stored value smart card technology available today. Encryption, digital signature, certification authority, PKI, and biometric security solutions demand large data capacity. These solutions will integrate directly into existing payment systems infrastructures, including ATM networks, POS networks and automated clearinghouses and will support kiosks, POS, ATM and PC-connected devices capable of loading value to the card.

     Already there are worldwide applications in the banking and financial services industries:

     -     Credit,  Debit  Cards
     -     Stored  Value  (Prepaid)
     -     Loyalty,  Rewards
     -     Market  segment,  i.e.,  campus,  corporate,  etc
     -     ECommerce
     -     ETrade
     -     ELoan




                            TRAVEL AND ENTERTAINMENT

          WEFA's report maintains that worldwide spending on core travel and entertainment segments totaled $680 billion in 1997.

          UltraCard technology will provide cost-effective marketing solutions for the travel and entertainment industries. Theme parks, cruise lines, resorts, golf courses and casinos can all benefit from high capacity, UltraCard based "frequent customer" cards to promote brand loyalty. In addition to being cost-effective and highly secure, they drastically reduce fraud and the inherent costs associated with the handling of tickets, credit cards and cash. Further, there is no need to incur the costs typical of expensive telecommunications infrastructures or processing fees.

          UltraCard based loyalty cards can be issued on-site on cruise ships, at golf courses and at resorts. In addition to storing loyalty points, they can also be used as identification/access devices and to make off-line purchases. For example, one UltraCard could allow a cardholder to:

- Be identified as being able to attend a certain event, meal or participate in an entertainment program functioning as a "paperless" ticket.

- Purchase gifts, golf balls, or even chips at a casino without the use of cash or credit cards. This also allows the user of the card to have a transaction record that can be used for further marketing and promotional efforts.

- Automatically receive premiums, rewards and incentives for their patronage.

-     Traveling  profiles

-     True  electronic  ticketing  (no  identification  necessary)

-     Check-in  and  check-out  access  (remote,  or  in-room)

-     Car  rental  and  hotel  room  reservations

-     Automatic  updating  of  frequent  flyer  accounts

                                   GOVERNMENT

          On May 19, 2000, the USGSA created a pool of five vendor groups to supply smart card systems to federal agencies. These awards could be worth up to $1.5 billion over the next few years. These firms are expected to develop interoperable, multi-application cards for use by any federal agency with functions such as ID and authentication, access control, PKI and electronic signatures, biometrics, health records and electronic purses-just to mention a few.

          However, because smart card technology has reached its limit in capacity and capability they do not have the ability to support the data capacity requirement of this GSA award that includes an interoperable operating system. As a solution to this problem the common solution among these five vendor groups is to use the smart card to its limited capacity where it will access a "secure" web site where the bulk of the personal information will reside.

          This is a seemingly logical but flawed theory. There is not such thing as a secure web site. All web sites are hackable. It has been estimated that there are currently more than 2,000,000 active hackers trying to access secure web sites. Hackers often look at security systems as a challenge, not an obstacle.

          The only way to ensure card based data storage that is both secure and private is to have the data reside on the card. UltraCard is the only card that has the increased storage capacity to put a full encryption library on the card. In an age where most people have real concerns about control of personal and private information, UltraCard is designed to ensure it.


ACCESS  CONTROL  AND  AUTOMATIC  IDENTIFICATION  AND  DATA  COLLECTION

          According to market research and industry sources, the overall market for the security industry is projected to be $80 billion by the end of 1999.
The  electronic  segment  of  the  industry  is  growing  at  40%  rate in 1999.

          Hand-held capturing devices demand greater storage needs. Due to the versatility of UltraCard technology and storage capacity, UltraCard offers multiple applications from identification badge, access control, time and attendance, and data capture and storage.

          Workflow process, inventory control, product manuals, and training materials are some of the information that UltraCard can store to provide greater accountability and easy interface with larger manufacturing facilities.



          PRODUCT  DEVELOPMENT  STRATEGY

          The UltraCard product development strategy is guided by the tactic to accumulate and retain ownership of as broad and comprehensive an intellectual property package as possible. It is estimated that to date the two broad patents already on file combined with the 2 issued patents will result in 20 to 40 individual patents covering all technical facets of both the card and the reader/writer. To ensure UltraCard ownership of all intellectual property, all R&D activities are funded and controlled in house by UltraCard.

          After successful proof of concepts during the R&D phase and after patent applications are on file, product specific development will be completed by contract engineering firms and disk drive companies such as Pemstar. These are companies with vast experience in taking an R&D data storage type of platform from the soft-tooled R&D stage into beta and pilot quantities and hard tooled for full scale production. This effort will be directed and managed by the Product Engineering Group of UltraCard.



          MEDIA

          The magnetic recording media is the most critical component in the UltraCard intellectual property package. Full control of the media from R&D through full scale production will be maintained by UltraCard. This includes process and quality control of the substrate, the sputter deposition equipment, the magnetic film, the protective overcoats and inspection equipment and material handling and automation technology for high volume production. The volume production goal from day one has been to achieve one million "shims" or media inserts per day. The current capability is several hundred thousand "shims" and this can be expanded to meet the one-million-per-day goal. Card bodies will be purchased from two to four venders including CPI and Cards & More.

          MANUFACTURING STRATEGY

          UltraCard intends to use contract manufacturing to produce its products. Because there is more than ample excess manufacturing capacity in the disk drive industry today, the contract manufacturing approach will result in lower short term investment, maximum ability to vary production levels to meet demand and lower risk of early manufacturing start-up problems. In addition, contract manufacturing will dramatically reduce UltraCard's required headcount and will result in better return on assets than would be possible if UltraCard were to invest in a manufacturing facility.

          However, UltraCard does intend to maintain absolute control over manufacturing from the perspectives of manufacturing process and inventory exposure. UltraCard will purchase its own raw materials and will consign these materials to the contract manufacturer for final assembly and test. UltraCard also intends to control the quality processes in the plant including all incoming inspection procedures, in-cycle quality assurance and final burn-in and test. UltraCard also will set up an ongoing reliability inspection of UltraCard products to fully meet specifications and reliability goals before they are shipped.



                                CQUE CORPORATION

cQue Corporation (formerly Centurion Technologies, Inc.) is a systems and communications developer that has created a database and secure network that services the medical, educational and government markets. The Company was formed in November 1996 in Redmond, Washington. Its product is in the final stages of initial project implementation with:

         -     The  University  of  Illinois  Medical  School  at  Chicago,  and
         -     Department  of  Defense  Health  Records  Automation  Program.

A news article recently published by the Washington Post (November 30, 1999) reads, "As many as 98,000 Americans die unnecessarily every year from medical mistakes made by physicians, pharmacists and other health care professionals, according to an independent report released that calls for a major overhaul of how the nation addresses medical errors. More Americans die from medical mistakes than from breast cancer, highway accidents or Aids, according to the report from the Institute of Medicine. That costs the nation almost $9 billion a year." cQue intends to provide a solution to this problem.

cQue has designed a Web-based software application called EPRIM that manages data stored on a smart card and has the capability of disseminating private information securely, easily and efficiently. EPRIM currently uses the available smart card technology, although it is being upgraded to the UltraCard platform. The application can be accessed through any dial up, dedicated, hard-wired (Ethernet) or wireless connection running over a Virtual Private Network or Windows NT Web or LAN Server. The primary market focus of this technology is in the medical industry, developing a medical card on a smart card platform capable of providing a host of interrelated services online including such things as pharmacology conflict analysis.

Computerized prescribing is long overdue in the United States. Virtually all prescriptions are still handwritten or even worse, verbally called into the pharmacy. cQue's web-based software application permits both offline and online access to portable smart card data, local client server, and national repository (cQue global server). EPRIM Rx uses SmartCheck, an interactive medical advisory database. Every Rx MD order is carefully reviewed for potential conflicts or interactions with over-the-counter products, foods, herbals, and other medications in use. A medical alert is displayed and sent directly to the appropriate physician and pharmacist.

EPRIM is designed to connect any person around the globe with real-time encrypted data transfer instantaneously. The smart card is a key component in a system that uses EPRIM, because it provides off-line record access and provides the security link to the database by keeping the passwords or other biometric access controls on a computer chip embedded on a plastic card. Centurion's Medical Division believes that it makes patient data readily available in a secure, universally accessible, portable, nonproprietary, digital format, using a Centurion smart card integrated into EPRIM application software-providing a real-time, universal, online, interactive, MD-based order entry system.

                    The EPRIM workstation application manages the patient's data through various screens. The entrance into a patient's data is through a "profile" screen that shows all of the data. The profile screen displays a summary of the information stored on a User's card in a flexible and intuitive manner. The information is grouped by category into a series of boxes, which the access user can arrange and resize to their liking. The profile screen arrangement is stored on the access user's card-their preferences are present on whatever workstation they use.

          EPRIM stores a patient profile that consists of several blocks of information including prescription medications, over-the-counter medications, allergies, immunizations, foods, herbals and insurance coverage as well as other patient information specific to the application. For example, Rx SmartCheck is a component of EPRIM that can alert physicians and pharmacists to possible conflicts, drug interactions or medical insurance coverage qualification.

          The ability to provide proper identification of the patient is important. The EPRIM system provides alternative identification options, including: Voice print , finger print and photo identification. Two different photo resolution versions could be created at patient registration. The higher quality, size and larger digital file size photo would be stored either on the work station or server and the thumbprint (e.g., drivers license size) could be stored on the smart card.

          Keeping a patient's medical history safe from computer intruders can be accomplished by having them carry their personal health records in a wallet or purse on smart cards or the new UltraCard. Centurion believes that new media will change the way people think about prescription orders and medical records. Through the use of secure encrypted data, smart cards (and soon UltraCards) allow physicians and other healthcare providers to create, maintain and update standardized patient medical information for use throughout the whole medical community on a tightly controlled "right-to-know" basis. This is accomplished through individual patient, pharmacist and physician personal smart cards (and soon UltraCards), read/write card terminals and high security cryptographic software globally tied together with the use of Internet and interlinked networks.

          The smart card (and soon the UltraCard) contains the patient's emergency health details, established in compliance with most generally accepted American medical standards. The patient's general practitioner, who possesses a professional's card, may update the medical file, as permitted by legal standards. Read and write access to the patient's card is protected by the card-bearer's confidential code. The card also contains the name and address of the patient and even details of insurance coverage, if necessary. A special smart card reader (soon to be an UltraDrive), reads the card via the software application program.

          Data storage space on the smart card is very limited, unlike the relatively larger storage capacity of the new UltraCard. Using existing smart cards, in order to use the space effectively and efficiently, literal data
(text) is used sparingly. The Schlumberger Multiflex card, as an example, has only 8192 bytes of available EEPROM (non-volatile storage space). Such a card will only hold approximately 1-1/2 typewritten pages. The alternative to storing literal data, such as a personal physician's demographic information, is to provide a database table populated with this information for all relevant physicians and a reference number, or "key" for each one stored. This method requires much less space on the smart card than the literal data. A problem associated with this method occurs when the database is stored on a server. A connection to the server is required or some alternative method must be used to retrieve the literal data associated with a key. With the introduction of the UltraCard, the medical industry will be able to make portable in the form of literal data much more of the patient information, while also using additional UltraCard space to enhance data security.

                               EFORNET CORPORATION

EforNet Corporation, a wholly-owned subsidiary of Upgrade, is a software and hardware development company focused upon the commercialization of smart card initiatives.

EforNet's objective has been to extend the high capacity, hard disk storage technology of the UltraCard by incorporating this technology into a new innovative smart card solution. Currently activities at EforNet are dormant.



                               GLOBAL CYBERSYSTEMS

Global Cybersystems is a privately owned company based in London, England with the exclusive rights to commercialize the UltraCard technology in Europe. The purpose of the company is to provide a variety of services including the distribution, trade and licensing of electronic data storage media, hardware, and software. Currently activities at Global Cybersystems are dormant.


                            THE PATHWAYS GROUP, INC.

The Pathways Group, Inc. is currently under a definitive merger agreement with Upgrade. The acquisition is subject to a number of conditions including approval by the stockholders of Pathways and the registration of Upgrade common stock to be exchanged for Pathway's stock. Either party to the agreement can terminate the agreement after December 29, 2000.

The Pathways Group, Inc. was founded in 1993 as a successor to Pathways International Ltd., which, in turn was established in 1988. Pathways and its subsidiaries design, market and service unique solutions for creating and processing data and ensuring secure electronic transactions by utilizing proprietary hardware and application software systems. Pathways provide "turn key" solutions in the smart card arena as a full service hardware integrator, software developer and backroom transactions processor. Pathways systems accommodate credit and debit payment methods, electronic benefit transfer, electronic funds transfer and smart card systems utilizing its three-state infrastructure of processing centers (California, Washington, and Hawaii) that operate on a 24-hour, seven-day-a-week basis.

Pathways' products are configurable for diverse communications and security protocols associated with debit, ATM, credit and smart card transactions. Its products are flexible and technologically capable of performing on-line, off-line or a combination of data and transaction processing.


          FOREIGN  OPERATIONS

          The  Company  does  not engage in any operations in foreign countries.



          COMPETITION

          Upgrade and UltraCard, Inc. believe that the major competition for the UltraCard will come from other smart cards providers. Smart cards are being represented as the replacement to magnetic strip technology. Sophisticated smart cards can hold as much as 100 times the amount of information of a magnetic strip card. This increased storage capacity results in the ability to incorporate tighter security measures and hold more data. Companies such as Schlumberger, Gemplus and Bull lead the smart card market. It is estimated there will be more than two billion smart card chips circulating by the end of 2000.

          Upgrade and UltraCard, Inc. believe that the UltraCard can compete successfully with other smart cards providers. Smart cards require frequent replacement and are unlikely to remain operable for an extended period of time. The UltraCard, on the other hand, offers the benefits of smart cards-and a number of improvements-while not suffering from the primary limitations of smart card technology. The UltraCard technology is comparable in price to magnetic strip technology and stores orders of magnitude more data than smart cards, permitting more security and fraud prevention techniques. The following table summarizes the attributes of the cards that comprise the competition for the
UltraCard:

UltraCard(TM)  Price/Memory  Capacity  Comparison


                                              Average Price
Card Type       Memory (MB)     Price Range     For Reader
-------------  --------------  -------------  --------------
UltraCard                 5.0  $     4 to $6  $   25 to $100
Lasercard                 4.0  $     6 to $8  $2000 to $3000
Magstrip Card            .002  $.50 to $1.50  $    25 to $75

          High capacity smart cards (capacities greater than 32kb) are vastly more expensive than magnetic strip cards, about $12 per card, and are even more susceptible to damage. Although Upgrade realizes that price per megabyte will not be a direct point of price comparison, because ultimately increased memory capacity will drive new card uses, low capacity smart cards cost about $500.00 per megabyte of information while the UltraCard is only $0.80 per megabyte. The UltraCard is also considerably more rugged than expensive smart card technology and requires fewer replacements.

          There are many companies engaged in electronic medical records management, but few have moved to the new dynamic of the Web and data storage cards. One notable exception is Healtheon/WebMD, which is engaged in developing one of the leading platforms for MDs and other health providers. cQue's competitive analyses of potential competitors are broken into categories: e-prescribing, electronic medical records and managed care transactions.

          - e-prescribing with personal desk accessories (palm pilots) or devices: Allscripts, eMD, PocketScripts, Cyber-CARE, ePhysician, ePorcrates, eScript, Healtheon/WebMD,HIE, iScribe, Med-I-Net, TechRx,
          - electronic medical records: Med-Assure (DataCard), LeapFrog, National CacheCard, and most smart card integrators offer some limited capability of medical applications.
          - Managed care processing services: WebMD, CareInsite, AmericasDoctor, HealthAxis, EDIC, SoftMed, PBX, IDX, HBOC

Most competitors use the traditional method of developing pilots, then continue to expand from one provider to another to the process of building strategic alliances. The pricing models are typically end-user licensing agreements and/or site licensing.

          PERSONNEL

          As of September 30, 2000, the Company and its subsidiaries had 57 full time employees and 4 part-time employees. The Company from time-to-time will contract with outside programmers, engineers and other data processing professionals, rather than hiring full-time staff. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good. The Pathways Group on September 30, 2000 had 52 full time equivalent employees.

 ITEM  2.  PROPERTIES

          The following table sets forth information relating to each of the Company's offices as of September 30, 2000. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2000 was $1.8 million.

          PRINCIPAL  BUSINESS  OFFICE:

          1411  Fourth  Avenue,  Suite  629,  Seattle,  Washington   98101

          SUBSIDIARY  OFFICES:

          Ultracard,  Inc.
          ----------------
          980 University Ave., Los Gatos, California   95032  (effective January
          11, 2001)
          16795  Lark  Ave.,  Suite  102,  Los  Gatos,  California   95032
          (relocating to University  Ave.  effective  Jan,  2001)

          1550  S.  Bascom  Ave.,  Suite  100,  Campbell,  California   95008
          4101  Westerly  Place,  Suite  108,  Newport  Beach, California 92660
          2220  Eastman,  Suite  106,  Ventura,  California   93003

          cQue  Corporation
          -----------------
          10900  NE  8th  Street,  Suite  900,  Bellevue,  Washington   98004

          Efornet
          -------
          180  Knowles  Drive,  Suite  100,  Los  Gatos,  California

          The Pathway Group,  Inc. (Pending)
          ---------------
          1221  N.  Dutton,  Santa  Rosa,  California   95404
          1455  N.  Dutton,  Santa  Rosa,  California   95404
          14201  NE  189th  St.,  Woodinville,  Washington   98072
          2500  Makai  Tower,  Grosvenor  Center,  Honolulu,  Hawaii   96813
          117  Aspen  Airport Business Center, Suite 211, Aspen, Colorado 81611


          Upgrade and all its subsidiaries lease their facilities for various terms. Ultracard also owns a residence near the company's office which is used by management when necessary. The Company believes that all of its properties and equipment are well maintained, in good operating condition and adequate for all present and anticipated needs of the Company. The premises are adequately insured against perils consistent with industry standards.

ITEM  3.  LEGAL  PROCEEDINGS
----------------------------

Pursuant to a court order dated May 26, 2000, the three actions previously filed against Upgrade and its president, Daniel S. Bland, have been consolidated into one action, In Re Upgrade International Corporation Securities Litigation, U.S. District Court, Western District of Washington at Seattle, c/a #C00-0298. A Consolidated and Amended Class Action Complaint was filed July 24, 2000. Six minority shareholders are named as lead plaintiffs. The complaint alleges that material misrepresentations and omissions were made by Upgrade and Mr. Bland in violation of the Securities Exchange Act of 1934. Specifically, the complaint alleges that Upgrade and Mr. Bland made false statements regarding market readiness and technological capabilities of its UltraCard technology, thereby artificially inflating Upgrade's stock. The consolidated complaint seeks class certification and payment of unspecified damages and attorneys fees. Upgrade has engaged the firm of Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as defense counsel. On August 8, 2000, Upgrade filed a motion to dismiss the complaint. Oral arguments are scheduled for January 18, 2001. A ruling is expected sometime thereafter.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS
---------------------------------------------------------------------

On August 16, 2000 a special meeting of the shareholders was called to vote upon the reincorporation of the Company from Florida into Washington via a merger with a wholly owned subsidiary of the Company. The August 16, 2000, meeting was adjourned due to lack of a quorum. The special shareholders' meeting was reconvened on August 21, 2000. Shareholders present at the meeting, in person or by proxy, represented 51.64% of common stock of the Corporation. The shareholders approved the motion as follows:

     In  Favor  of  Motion:          9,927,325  shares  representing   51.53%
     Opposed  to  Motion                14,610  shares  representing     .08%
     Abstain                            5,270  shares  representing      .03%

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the OTC Bulletin Board Market under the symbol "UPGD"as well as the Frankfort Stock Exchange. The approximate number of stockholders of record of common stock as of January 6, 2001 was
368. Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners. As of January 6, 2001 there were 21,543,886 shares of common stock outstanding. The following table presents quarterly market information for the Company's common stock for the fiscal year ended September 30, 2000:


                                     MARKET PRICE RANGE
                                  -----------------------
                                   LOW     HIGH   CLOSING
                                  -----------------------

              FISCAL YEAR 2000
              ----------------
Quarter ended September 30, 2000  $ 9.13  $20.25  $ 9.91
Quarter ended June 30, 2000       $ 8.00  $27.50  $14.88
Quarter ended March 31, 2000      $17.50  $89.88  $23.94
Quarter ended December 31, 1999   $ 3.00  $52.25  $40.50


              FISCAL YEAR 1999
              -----------------
Quarter ended September 30, 1999  $ 2.25  $ 3.88  $ 3.53
Quarter ended June 30, 1999       $ 1.88  $ 5.06  $ 3.50
Quarter ended March 31, 1999      $ 0.15  $ 5.63  $ 2.00
Quarter ended December 31, 1998   $ 0.15  $ 0.60  $ 0.20


During fiscal year 2000, the Company sold unregistered securities that have not previously been disclosed in its filings on Form 10-QSB as follows:

In October 1999, Upgrade issued a $1,000,000 convertible debenture to The Gross Foundation that bears 7% simple interest and is due October 15, 2001. The debenture is convertible into shares of Upgrade's common stock at the lesser of the average bid price of the stock for the five days prior to conversion or $2.50. An additional 40,000 shares were issued to placement agents at $2.50 per share in connection with the offering of the convertible debenture, and 70,000 shares were issued to Chaim Gross for services performed in connection with the subordinated debenture agreement. These issuances were exempt under Rule 506 under and Section 4(2) of the Securities Act of 1933 (the "Act").

In December 1999 employees exercised 90,000 options at an exercise price of $0.25 per share. The exercises were exempt pursuant to Rule 701 under the Act.

On July 24, 2000, Upgrade completed a private placement offering of 160,000 shares of its common stock to Devon Properties Ltd. at a price of $10.48 per share for total proceeds of $1,676,800. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act due to the foreign nationality of the investor.

In July 2000, Upgrade issued 130,000 shares of its common stock pursuant to warrants exercised at prices between $0.25 and $2.50 per share for total proceeds of $156,250. The sale of the securities was made pursuant to an exemption from registration under Rule 506 and/or Regulation S under the Act due to the foreign nationality of the relevant investors.

On August 16, 2000, Upgrade issued warrants to acquire 465,228 shares of its common stock at an exercise price of $10.00 per share. The issuance of the warrants was exempt from registration under Rule 506 of Regulation D under the Act and under Regulation S under the Act, due to the foreign nationality of the relevant investors.

On September 8, 2000, Upgrade completed a private placement offering of 408,164 shares of its common stock to Fonditel EGFP, SA, at a price of $12.25 per share for gross proceeds of $5,000,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S under the Act due to the foreign nationality of the investor.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The following is a discussion and analysis of the Company's financial position and results of operation and should be read in conjunction with the information set forth under "General" in Item 1 and the consolidated financial statements and notes thereto appearing elsewhere in this report. Certain statements contained in this Annual Report on Form 10-KSB, including without limitation, statements containing the words "believes," "anticipates," "estimates," "expects," and words of similar import, constitute "forward looking statements." You should not place undue reliance on these forward looking statements. Our actual results could differ materially from those anticipated in these forward looking statements for many reasons, including the risks faced by us described in the Annual Report and in other documents we file with the Securities and Exchange Commission.

     GENERAL

     YEAR ENDED SEPTEMBER 30, 2000 COMPARED TO  YEAR  ENDED SEPTEMBER 30, 1999.

Net losses from operations totaled $17.4 million for the fiscal year ended September 30, 2000. This compares to a net loss of $10.6 million for the year ended September 30, 1999. The loss reflects the Company's continuously growing level of investment into the Company's subsidiaries technologies, production processes and industrialization opportunities. The increase in the net loss as compared to the prior year is also attributable to the operations of the Company's subsidiaries whose operating results were included, primarily, using equity accounting prior to September 30, 1999. In addition, due to continuous losses incurred by the subsidiaries, the Company's minority interest was eliminated and all losses are now included in the net loss of the Company. The losses for the year ended September 30, 2000 borne by each subsidiary are as follows: Ultracard 42%, cQue Corporation (formerly Centurion) 15%, EforNet 11% and 32% the Company itself.

For all expense categories, changes are largely attributable to the aforementioned differences in inclusion of subsidiaries operating results and minority interest allocations in the fiscal year 2000 as compared to the fiscal year 1999. Other specific explanations by expense categories follow.

Direct research and development expenditures increased by $5.7 million as compared to the fiscal year 1999. This increase is due primarily to costs incurred in developing Ultracard's technology. A significant portion of the increase was due to the addition of new personnel, prototype development and contracts with external research and development personnel.


All of the Company's research and development costs are expensed as incurred except for capitalized cost of research and development equipment that has alternative future uses. Research and development costs are expected to accelerate in order to meet anticipated market opportunities.


In an effort to establish the Company's market for Ultracard's technology and related products, and in order to augment internally developed research and development initiatives, the Company anticipates licensing technology from others, engaging others to develop components and/or acquiring other businesses with similar strategic focus.

General and administrative expenses have increased from $2.0 to $8.8 million. Included in expenses incurred during the year ended September 30, 2000, was a noncash compensation of approximately $1 million in legal expenses incurred in connection with defending the Company against the outstanding class action lawsuit and approximately $0.5 million in other contract costs. In addition, fiscal year 2000 general and administrative expenses include approximately $1 million in legal and other professional costs incurred in conjunction with occurred and pending acquisitions. General and administrative costs are expected to continue to grow in the foreseeable future.

Sales and marketing expenditures increased to approximately $2.0 million or 21% reflecting Company's trade show attendances and efforts to increase market awareness in anticipation of product launches.

In process research and development decreased in the fiscal year 2000 and compared to 1999 as majority of the acquisitions occurred during the year ended September 30, 1999.

YEAR  ENDED  SEPTEMBER 30, 1999 AS COMPARED TO THE YEAR ENDED SEPTEMBER 30, 1998

Net losses aggregated $10.6 million in fiscal year 1999 when compared to a $1.2 million loss in 1998. 1999 represented the first full year of developing technology activities at the Company's subsidiaries. The loss reflects the continued and growing level of investment into the subsidiary companies' technologies, production processes. This increase in the net loss compared to the prior year is, in the most part attributable to the operations of the Company's subsidiary, UltraCard Inc., whose results of operations 1999 were recorded using the equity method of accounting and purchased research and development. The other two significant operating subsidiaries EforNet and cQue Corporation (formally Centurion) contributed to the remaining loss reflecting the results of those entities in developing software and smart card initiatives. All of these entities are expanding their staff and scale of operations level and losses are expected to be incurred for the foreseeable future.

Direct research and development expenditures of $1.1 million and purchased research and development of $5.1 million for 1999, a significant increase over 1998, reflecting the increased costs incurred in establishing production equipment, facilities and processes within UltraCard. The increase is also comprised in part of refining and expanding upon the consolidated groups core support technologies to establish a base of products for production. The costs also reflects a focused effort at the establishment of an operating system by Efornet that will form the standard for the UltraCard product. A significant portion of the increase was due to the addition of new personnel, prototype development and contracts with external research and development contractors. For the near future research and development expenditures are expected to be maintained and increase to meet the Company's anticipated market opportunities. All of the Company's research and development costs are expensed as incurred.

In an effort to establish the Company's market with the UltraCard and related products, and in order to augment internally developed research and development initiatives, the Company will license technology from other businesses, engage others to develop components and/or acquire other businesses as an alternative to internal research and development and marketing efforts.

General and administrative expenses have increased from $.2 million to $1.1 million for 1999 compared to 1998. The significant portion of this loss is the recording of the Company's equity position in the loss of Ultracard of $1.1 million compared to $.2 million in 1998. General and administrative costs are expected to continue to grow as the subsidiaries commercialize their products and develop more extensive infrastructures.



     LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and cash equivalents were approximately $0.4 million as of September 30, 2000, a decrease of $4.3 million from September 30, 1999. The decrease is due to the increased research and development and administrative expense as well as additional investments in subsidiaries and production equipment during the year. During the year ended September 30, 2000, the Company raised approximately $13.7 million through common stock sales and another $0.7 million was received from current shareholders that exercised various options and common stock warrants. In addition, the Company completed a $1 million convertible debenture placement. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The Company expects that its existing and expected financings capital resources will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2001.

The Company's ability to implement its business plan depends upon its continued success raising capital. The US and international economy, conditions of world capital markets, and other external factors impact the ability of the Company to raise capital. During the last quarter of the fiscal year, the capital markets willingness to invest in development companies has become more restrictive and limited the Company's ability to fund the financing agreements of the subsidiaries resulting in increased accounts payable balances. Subsequent to September 30, 2000, the Company raised an additional $5.6 million through $2.9 million equity placements and $2.7 million in debt and convertible debenture placements. The Company continues to devote extensive efforts in its ability to raise capital, including the identification of a significant number of new sources of capital.

SUBSEQUENT  EVENTS

Since September 30, 2000, the following significant activities are detailed below

Equity  placements;

     In October 2000, the Company issued 142,860 shares at $10.50 per share pursuant to Regulation "S" for aggregate proceeds to the Company of $1,500,030

     In November 2000, the Company issued 233,333 shares at $6.00 per share pursuant to Regulation "S" for aggregate proceeds to the Company of $1,399,998


  Debt  placements;

     During November 2000, the Company entered into agreements for the issuance of convertible subordinated debentures aggregating $2,325,250. The convertible subordinated debentures provide for 8% interest payable on the principal amount of the debenture, have a term of 18 months and provide for the following additional compensation comprised of 7% of the principal amount of the debenture in common stock based upon a $6.00 share price and warrants coverage equal to 10% of the value of the debenture again based upon a $6.00 share price. Two debentures in the amount of $750,000 provided for finder's fees aggregating 10% of the debenture payable as to 7% in cash and 3% in shares calculated on a $4.50 share price was also payable. Pursuant to the agreements, the Company issued additional compensation and finder's fees aggregating cash of $52,500, common stock of 167,768 shares and five year warrants to acquire 334,406 common shares at a purchase price of $6.00 per share. Additional compensation equal to 2% to 3% of the conversion shares is payable in the event that the common stock underlying the convertible debentures are not registered by January 1, 2001.

     In December 2000 the Company borrowed $400,000 pursuant to the terms of four promissory notes. The notes have a term of 30 days, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on the maturity date, a penalty charge will be due and payable as follows;

          - 10% of the unpaid principal and interest at the maturity date will be issued in common stock to the lender, calculated based upon the average trading price of the common stock of the borrower on the loan maturity date.

          - Warrants to acquire common stock will be issued equal to 12.5% of the unpaid principal and interest at the loan maturity date issued at a strike price being the average trading price of the borrowers common stock on the maturity date.

          - Additional warrants to acquire common stock will be issued equal to 20% of the unpaid principal and interest at the loan maturity date calculated at the current market issued at a strike price of $6.00.

          - In the event that the loan principal and interest is not repaid, an additional penalty will become due and payable every 30 days following the maturity date.


Letters  of  Intent;

     The Company has entered into letters of intent to acquire controlling interest in Cards & More, etal, a manufacturer and producer of credit card stock and other niche systems. Additionally the Company entered into a letter of intent to acquire controlling interest in Rockster, Inc., a software company that can conduct transactions on the internet which can provide efficient, anonymous transactions on the web. Each acquisition transaction is subject to the execution of a definitive agreement and is subject to due diligence processes.

EforNet;

     The Company suspended operations temporarily at its Efornet subsidiary on December 1, 2000. Efornet, a research and development business for the Company's business is expected to recommence activities during 2001. In the meantime, management has taken all steps to significantly reduce all non-essential operating expenses at Efornet. On December 1, 2000, the Company acquired all outstanding shares of Efornet not previously owned by the Company, and therefore now owns 100% of EforNet.

UltraCard  funding  agreement;

     In order to permit Ultracard to explore strategic partnerships and other funding alternatives, some of which could include equity participation; Upgrade waived its provisions including its non-dilution clause contained in its financing agreement with Ultracard. Upgrade and Ultracard continue to work together to explore alternative methods and alliances which can provide funding to the Company.

Liquidity  and  other  financing  activities;

     The Company is actively pursuing over $60 million in new investment in the Company. This financing can takes the form the equity, convertible debentures and debt. The Company expects to close on at least $20 million of these activities in the first three months of 2001.

     The Company contemplates that any financings will be accomplished through private transactions with persons the Company will contact through existing relationships. This disclosure is not an offer to sell securities or a solicitation of an offer to buy securities. No money or other consideration is being solicited or will be accepted by way of this disclosure. Any public offer of the Company's common stock will be made only by means of a prospectus filed with the SEC.


     FORWARD  LOOKING  STATEMENTS

     Statements made about the Company's future economic performance, strategic plans or objectives, revenues or earnings projections, or other financial items and similar statements are not guarantees of future performance, but are forward looking statements. By their nature, these statements are subject to numerous uncertainties that could cause actual results to differ materially from those in the statements. Important factors that might cause the Company's actual results to differ materially include, but are not limited to, the following:

     - The Company's ability to continue the development of its products and services in a timely manner;
     -    The Company's ability to adapt successfully to technological changes;
     -    The Company's ability to access cost effective funding; and
     -    Changes in financial markets and general economic conditions.

     SELECTED  FINANCIAL  DATA

     The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands, except common share data):

                                                        YEAR ENDED SEPTEMBER,
                                               -------------------------------------
                                                 2000      1999     1998    1997(1)
                                               -------------------------------------
STATEMENT OF OPERATIONS DATA:
Costs and expenses
Research and development                       $ 6,834   $ 1,108   $  209   $
Purchased in-process research and development      426     5,122      424
Sales and marketing                              1,973     1,642      -0-
General and administrative                       8,771     1,972      404
                                               -------------------------------------
                                                18,004     9,844    1,037

Other expenses
Equity in losses of Ultracard                      -0-     1,088      177
Interest expense                                   953        11      -0-
Other, net                                         206        36       (1)
                                               -------------------------------------
                                                 1,159     1,135      176

                                               -------------------------------------
Minority interest in losses of subsidiaries     (1,759)     (356)     -0-
                                               -------------------------------------


                                               -------------------------------------
Net Loss                                       $17,404   $10,624   $1,213   $
                                               -------------------------------------

COMMON SHARE DATA:
Basic and diluted loss per common share        $  0.93   $  0.79   $ 0.15

1. Upgrade commenced operations February 5, 1997, the results of operations during 1997 were negligible.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA


     Consolidated  Financial  Statements  and  Report  of
          Independent  Certified  Public  Accountants

     UPGRADE  INTERNATIONAL  CORPORATION  AND
                    SUBSIDIARIES
        (A  development  stage  enterprise)

         September  30,  2000  and  1999

                                 C O N T E N T S



                                                                            Page

STATEMENT OF MANAGEMENT RESPONSIBILITY                                       26

REPORT  OF  INDEPENDENT  CERTIFIED  PUBLIC  ACCOUNTANTS                      27


FINANCIAL  STATEMENTS

     CONSOLIDATED  BALANCE  SHEETS                                           28

     CONSOLIDATED  STATEMENTS  OF  OPERATIONS                                29

     CONSOLIDATED  STATEMENT  OF  STOCKHOLDERS'  EQUITY                      30

     CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS                               33

     NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS                          34

                     STATEMENT OF MANAGEMENT RESPONSIBILITY

Upgrade International's management is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

     The consolidated financial statements have been audited by an independent accounting firm, Grant Thornton, LLP, which has been given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. Management believes that representations made to the independent auditors during their audit were valid and appropriate.

     Management maintains a system of internal controls over the preparation of its published financial statements, which is intended to provide reasonable assurance to the Company's Board of Directors and officers regarding preparation of financial statements presented fairly in conformity with generally accepted accounting principles.

     Management has long recognized its responsibility for conducting the Company's affairs in a manner, which is responsive to the interest of employees, stockholders, investors and society in general. This responsibility is included in the statement of policy on ethical standards, which provides that the Company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards. Officers, employees and agents of the Company are expected and directed to manage the business of the Company with complete honesty, candor and integrity.

     Internal auditors monitor the operation of the internal control system, and actions are taken by management to respond to deficiencies as they are identified. The Board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

     Even effective internal controls, no matter how well designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further, the effectiveness of an internal control can change with circumstances.

     Upgrade International's management periodically assesses the internal controls for inadequacy. Based upon these assessments, Upgrade International's management believes that, in all material respects, its internal controls relating to preparation of consolidated financial statements as of September 30, 2000 functioned effectively during the year ended September 30, 2000.

Daniel  S.  Bland                                        Howard  A.  Jaffe
Chief Executive Officer                                  Chief Financial Officer

               Report of Independent Certified Public Accountants
               --------------------------------------------------




Board  of  Directors
Upgrade  International  Corporation

We have audited the accompanying consolidated balance sheets of Upgrade International Corporation and Subsidiaries (a development stage enterprise) as of September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and since inception (February 5, 1997). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upgrade International Corporation and Subsidiaries as of September 30, 2000 and 1999, and the results of their consolidated operations and their consolidated cash flows for the years then ended and since inception, in conformity with accounting principles generally accepted in the United States of America.


GRANT THORTON, LLP
Seattle,  Washington
December 21, 2000  (except for Note B as to which the date is January 15, 2001)

                   UPGRADE  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                               (A development stage enterprise)

                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                        September 30,
                                                                 ----------------------------
                                                                     2000           1999
                                                                 -------------  -------------
CURRENT ASSETS
    Cash and cash equivalents                                    $    398,989   $  4,781,330
    Restricted deposit                                                805,687              -
    Subscriptions receivable                                           32,725        165,000
    Prepaid expenses, deposits and other                              121,491        209,054
                                                                 -------------  -------------

        Total current assets                                        1,358,892      5,155,384

PROPERTY AND EQUIPMENT - AT COST,
    less accumulated depreciation and amortization                  1,791,257      1,003,381

EQUIPMENT UNDER CONSTRUCTION                                        3,301,625              -

ADVANCES TO THE PATHWAYS GROUP, INC.                                1,900,825              -

OTHER ASSETS
    Intangible and deferred assets, net of accumulated amortization   370,206        253,763
    Deposits                                                          328,051        135,032
                                                                 -------------  -------------

        Total assets                                             $  9,050,856   $  6,547,560
                                                                 =============  =============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                             $  1,993,796   $  1,100,091
    Accrued liabilities                                               733,241        843,493
    Bridge loans                                                      799,177              -
    Equipment purchase contract payable                             2,307,025              -
    Royalty fee payable to Card Tech, Inc., net                       487,500              -
    Payable to related parties                                        175,240        607,635
                                                                 -------------  -------------

         Total current liabilities                                  6,495,979      2,551,219

CONVERTIBLE DEBENTURES, net of unamortized discount                   809,043              -

MINORITY INTEREST                                                           -      1,792,869

COMMITMENTS AND CONTINGENCIES                                               -              -

STOCKHOLDERS' EQUITY
    Common stock - $.001 par value, 50,000,000 shares authorized       20,341         12,958
    Stock subscriptions                                               323,640     12,344,613
    Additional paid in capital                                     36,925,837      2,082,479
    Receivable from stockholders of subsidiary                       (266,621)      (400,000)
    Accumulated development stage deficit                         (35,257,363)   (11,836,578)
                                                                 -------------  -------------
                                                                    1,745,834      2,203,472
                                                                 -------------  -------------

Total liabilities and stockholders' equity                       $  9,050,856   $  6,547,560
                                                                 =============  =============


 The  accompanying  notes  are  an  integral  part  of  these  statements.

                   Upgrade  International  Corporation  and  Subsidiaries
                               (A development stage enterprise)

                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Cumulative
                                                                              results of
                                                 Year ended September 30,   operations since
                                               --------------------------     inception
                                                   2000          1999      (February 5, 1997)
                                               ------------  ------------  -------------------
Costs and expenses
    Research and development                   $ 6,834,508   $ 1,107,385   $        8,150,672
    Purchased in-process research and development  425,800     5,121,946            5,971,603
    Sales and marketing                          1,972,838     1,642,125            3,614,963
    General and administrative                   8,770,862     1,972,283           11,148,007
                                               ------------  ------------  -------------------
                                                18,004,008     9,843,739           28,885,245
Other expenses
    Equity in losses of UltraCard                        -     1,088,173            1,264,316
    Interest expense                               953,286        10,708              963,994
    Other, net                                     205,787        36,472              242,148
                                               ------------  ------------  -------------------
                                                 1,159,073     1,135,353            2,470,458
                                               ------------  ------------  -------------------

Minority interest in losses of subsidiaries     (1,759,091)     (356,044)          (2,115,135)
                                               ------------  ------------  -------------------

NET LOSS                                       $17,403,990   $10,623,048   $       29,240,568
                                               ============  ============  ===================

LOSS PER COMMON
    SHARE-BASIC AND DILUTED                    $      0.93   $      0.79   $             2.74
                                               ============  ============  ===================


 The  accompanying  notes  are  an  integral  part  of  these  statements.

                                  Upgrade  International  Corporation  and  Subsidiaries
                                               (A development stage enterprise)

                                              STATEMENT OF STOCKHOLDERS' EQUITY

                                        SINCE  INCEPTION  THROUGH  SEPTEMBER 30, 2000

                                    Voting common stock  Common stock subscribed  Additional  Receivable from   Accumulated
                                    -------------------  ------------------------   paid-in    stockholders     Development
                                      Shares    Amount     Shares       Amount      capital   of subsidiary    stage deficit
                                    ----------  -------  -----------  -----------  ---------  --------------  ---------------
Balance at February 5, 1997                  -  $     -           -   $        -   $      -   $            -  $            -


   Issuance of founder's shares at
   $.03 per share in February 1997
   adjusted for December 1997
   1:2 reverse stock split             500,000      500           -            -     29,500                -               -

Issuance of common stock in
   February 1997 at $.10 per
   share adjusted for
   December 1997 1:2 reverse
   stock split                          29,000       29           -            -      5,771                -               -

Issuance of common stock at
   $.0025 per share in
   December 1997 Reg. D
   Rule 504 offering                 4,000,000    4,000           -            -      6,000                -               -

Issuance of common stock in
   December 1997 to an
   officer in exchange for
   property contribution             4,000,000    4,000           -            -     47,250                -               -

Sale of common stock at $.50
   per share in January 1998
   Reg. D Rule 504 offering          1,680,988    1,681           -            -    838,813                -               -

Common stock subscribed in
   September 1998 at $.065
   per share                                 -        -   2,250,000      146,250          -                -               -

Net loss for the year ended
   September 30, 1998                        -        -           -            -          -                -      (1,213,530)
                                    ----------  -------  -----------  -----------  ---------  --------------  ---------------

Balances at September 30, 1998      10,209,988   10,210   2,250,000      146,250    927,334                -      (1,213,530)

Issuance of subscribed shares
   in November 1998 Reg. D
   Rule 504 offering                 2,250,000    2,250  (2,250,000)    (146,250)   144,000                -               -

Issuance of common stock in
   January 1999 to satisfy trade
   liabilities                         437,500      438           -            -    103,312                -               -

Issuance of common stock
   warrants at $.25 per share in
   January 1999                              -        -           -            -    221,000                -               -

Common stock subscribed at
   $1.80 per share in February
   1999 private placement                    -        -     999,999    1,799,998          -                -               -

Issuance of common stock
   warrants for services in
   August 1999                               -        -           -            -     64,155                -               -

Common stock subscribed at
   $.25 per share in August
   1999 through exercise of
   common stock warrants                     -        -      27,500       71,030    (64,155)               -               -

Issuance of common stock
   warrants and options at exercise
   prices of $.25 and $2.50 per
   share in September 1999 for
   services                                  -        -           -            -    671,893                -               -

Issuance of common stock at
   $.25 per share in September
   1999 through exercise of
   employee stock options               60,000       60           -            -     14,940                -               -



                                       Total
                                    ------------
Balance at February 5, 1997         $         -

   Issuance of founder's shares at
   $.03 per share in February 1997
   adjusted for December 1997
   1:2 reverse stock split               30,000

Issuance of common stock in
   February 1997 at $.10 per
   share adjusted for
   December 1997 1:2 reverse
   stock split                            5,800

Issuance of common stock at
   $.0025 per share in
   December 1997 Reg. D
   Rule 504 offering                     10,000

Issuance of common stock in
   December 1997 to an
   officer in exchange for
   property contribution                 51,250

Sale of common stock at $.50
   per share in January 1998
   Reg. D Rule 504 offering             840,494

Common stock subscribed in
   September 1998 at $.0065
   per share                            146,250

Net loss for the year ended
   September 30, 1998                (1,213,530)
                                    ------------

Balances at September 30, 1998         (129,736)

Issuance of subscribed shares
   in November 1998 Reg. D
   Rule 504 offering                          -

Issuance of common stock in
   January 1999 to satisfy trade
   liabilities                          103,750

Issuance of common stock
   warrants at $.25 per share in
   January 1999                         221,000

Common stock subscribed at
   $1.80 per share in February
   1999 private placement             1,799,998

Issuance of common stock
   warrants for services in
   August 1999                           64,155

Common stock subscribed at
   $.25 per share in August
   1999 through exercise of
   common stock warrants                  6,875

Issuance of common stock
   warrants and options at
   prices of $.25 and $2.50 per
   share in September 1999 for
   services                             671,893

Issuance of common stock at
   $.25 per share in September
   1999 through exercise of
   employee stock options                15,000


 The  accompanying  notes  are  an  integral  part  of  these  statements.

CONTINUED
                                      Upgrade International Corporation and Subsidiaries
                                               (A development stage enterprise)

                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

SINCE  INCEPTION  THROUGH  SEPTEMBER  30,  2000

                                                                                   Additional   Receivable from   Accumulated
                                   Voting common stock   Common stock subscribed     paid-in    stockholders     Development
                                  Shares      Amount       Shares       Amount       capital    of subsidiary    stage deficit
                                 ---------  ----------  -----------  ------------  -----------  --------------  --------------
Common shares subscribed
   at $2.50 per share in
   September 1999                        -           -   4,189,434    10,473,585            -               -               -

Receivable from UltraCard
   stockholders for payroll
   taxes and related charges in
   connection with stock
   issued by UltraCard as
   compensation                          -           -           -             -            -        (400,000)              -

Net loss for the
   year ended September 30,
   1999                                  -           -           -             -            -               -     (10,623,048)
                                 ---------  ----------  -----------  ------------  -----------  --------------  --------------

Balances at September 30,
  1999                          12,957,488      12,958   5,216,933    12,344,613    2,082,479        (400,000)    (11,836,578)

Common shares subscribed
   by a broker at $2.50 per
   share in October 1999 in
   connection with placement
   of $1 million in convertible
   debentures                            -           -      16,000        40,000      (40,000)              -               -

Issuance of common stock
   warrants with a strike price
   of $.25 per share in
   October 1999                          -           -           -             -      339,500               -               -

Issuance of subscribed shares
   in November 1999                999,999       1,000    (999,999)   (1,799,998)   1,798,998               -               -

Issuance of common shares,
   including shares
   subscribed,  in
   November 1999 at $2.50
   per share, net of
   expenses                      4,652,281       4,652  (4,045,583)  (10,113,957)  11,521,038               -               -

Common shares subscribed
   by a broker at $2.50
   per share in
   November 1999
   in connection
   November 1999
   private placements                    -           -      24,000        60,000      (60,000)              -               -

Issuance of common stock at
   $.25 per share in
   December 1999 through
   exercise of employee
   stock options                    90,000          90           -             -       22,410               -               -

Common shares issued for
   services in December
   1999                             70,000          70           -             -      242,830               -               -

Allocation of debenture
   proceeds to beneficial
   conversion feature                    -           -           -             -      676,360               -               -

Allocation of debenture
   proceeds to
   stock warrants                        -           -           -             -      323,640               -               -

Issuance of common stock at
   $44 per share in January
   2000 through a private
   placement, net of
   expenses                        100,000         100           -             -    4,289,900               -               -

Issuance of common stock at
   $.25 and $2.50 per share
   in February 2000
   through exercise
   of stock warrants               294,449         295           -             -      304,046               -               -


                                    Total
                                 ------------
Common shares subscribed
   at $2.50 per share in
   September 1999                 10,473,585

Receivable from UltraCard
   stockholders for payroll
   taxes and related charges in
   connection with stock
   issued by UltraCard as
   compensation                     (400,000)

Net consolidated loss for the
   year ended September 30,
                                 (10,623,048)
                                 ------------

Balances at September 30,
                                   2,203,472

Common shares subscribed
   to by a broker at $2.50 per
   share in October 1999 in
   connection with placement
   of $1 million in convertible
   debentures                              -

Issuance of common stock
   warrants with a strike price
   of $.25 per share in
   October 2000                      339,500

Issuance of subscribed shares
   in November 1999                        -

Issuance of common shares,
   including shares
   subscribed,  in
   November 1999 at $2.50
   per share, net of
   expenses                        1,411,733

Common shares subscribed
   to by a broker at $2.50
   per share in
   November 1999
   in connection
   November 1999
   private placements                      -

Issuance of common stock at
   $.25 per share in
   December 1999 through
   exercise of employee
   stock options                      22,500

Common shares issued for
   services in December
                                     242,900

Allocation of debenture
   proceeds to beneficial
   conversion feature                676,360

Allocation of debenture
   proceeds to
   stock warrants                    323,640

Issuance of common stock at
   $44 per share in January
   2000 through a private
   placement, net of
   expenses                        4,290,000

Issuance of common stock at
   $.25 and $2.50 per share
   in February 2000
   through exercise
   of stock warrants                 304,341


 The  accompanying  notes  are  an  integral  part  of  these  statements.

CONTINUED
                                     Upgrade International Corporation and Subsidiaries
                                              (A development stage enterprise)

                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

SINCE  INCEPTION  THROUGH  SEPTEMBER  30,  2000


                                   Voting common stock   Common stock subscribed   Additional   Receivable from   Accumulated
                                 ---------------------  -------------------------    paid-in    stockholders     Development
                                  Shares      Amount       Shares       Amount       capital    of subsidiary    stage deficit
                                 ---------  ----------  -----------  ------------  -----------  --------------  --------------

Issuance of common stock in
   February 2000 subscribed
   to in August 1999
   through exercise of
   common stock warrants            27,500          27     (27,500)      (71,030)      71,003               -               -

Issuance of common stock in
   April 2000 in connection
   with reverse acquisition
   of Second CMA, Inc.              45,000          45           -             -        1,155               -               -

Issuance of common stock
   options with a strike
   price of $10.00 per
   share in April 2000
   for legal services                    -           -           -             -    1,047,670               -               -

Issuance of common stock at
   $10 per share in
   April 2000 through
   a private placement,
    net of expenses                 50,000          50           -             -      449,950               -               -

Issuance of common stock at
   $11.31 per share in
   May 2000 through a private
    placement, net
   of expenses                      80,000          80           -             -      859,480               -               -

Common shares subscribed
    to through a cashless
    exercise of common
    stock warrants in
    May 2000                             -           -     102,609       323,640     (323,640)              -               -

Issuance of common stock at
    $2.50 per share in
    June 2000 through exercise of
   stock warrants                   91,878          92           -             -      229,603               -               -

Issuance of common stock at
    $10.48 per share in July
   2000 through a private
   placement                       160,000         160           -             -    1,676,640               -               -

Issuance of common stock at
   $.25 and $2.50 per share
   in July 2000 through
   exercise of stock
    warrants                       130,000         130           -             -      156,120               -               -

Distribution of common-
   stock warrants on
   August 16, 2000                       -           -           -             -    6,016,795               -      (6,016,795)

Issuance of common stock at
   $12.25 per share in
   September 2000 through
   a private placement, net
   of expenses                     408,164         408           -             -    4,899,301               -               -

Issuance of common stock in
   September 2000
   subscribed in
   September 1999                  143,851         144    (143,851)     (359,628)     359,484               -               -

Issuance of common stock in
   September 2000
   subscribed in
   October and
   November of 1999                 40,000          40     (40,000)     (100,000)      99,960               -               -

Adjustment to market of
   options granted for
   services in April 2000                -           -           -             -     (118,885)              -               -

Adjustment to receivable
   from subsidiary's
   stockholders                          -           -           -             -            -         133,379               -

Net loss for the
   year ended September 30,
   2000                                  -           -           -             -            -               -     (17,403,990)
                                 ---------  ----------  -----------  ------------  -----------  --------------  --------------

Balances at September 30,
   2000                         20,340,610  $   20,341     102,609   $   323,640   $36,925,837  $    (266,621)  $ (35,257,363)
                                ==========  ==========  ===========  ============  ===========  ==============  ==============



                                       Total
                                   -------------

Issuance of common stock in
   February 2000 subscribed
   to in September 1999
   through exercise of
   common stock warrants                      -

Issuance of common stock in
   April 2000 in connection
   with reverse acquisition
   of Second CMA, Inc.                    1,200

Issuance of common stock
   options with a strike
   price of $10.00 per
   share in April 2000
   for legal services                 1,047,670

Issuance of common stock at
   $10 per share in
   April 2000 through
   a private placement,
    net of expenses                     450,000

Issuance of common stock at
   $11.31 per share in
   May 2000 through a private
    placement, net
   of expenses                          859,560

Common shares subscribed
    to through a cashless
    exercise of common
    stock warrants in
    May 2000                                  -

Issuance of common stock at
    $2.50 per share in
    June 2000 through exercise of
   stock warrants                       229,695

Issuance of common stock at
    $10.48 per share in July
   2000 through a private
   placement                          1,676,800

Issuance of common stock at
   $.25 and $2.50 per share
   in July 2000 through
   exercise of stock
    warrants                            156,250

Distribution of common
   stock warrants on
   August 16, 2000                            -

Issuance of common stock at
   $12.25 per share in
   September 2000 through
   a private placement, net
   of expenses                        4,899,709

Issuance of common stock in
   September 2000
   subscribed in
   September 1999                             -

Issuance of common stock in
   September 2000
   subscribed in
   October and
   November of 1999                           -

Adjustment to market of
   options granted for
   services in April 2000              (118,885)

Adjustment to receivable
   from subsidiary's
   stockholders                         133,379

Net consolidated loss for the
   year ended September 30,
                                    (17,403,990)
                                   -------------

Balances at September 30,
                                   $  1,745,834
                                   =============


 The  accompanying  notes  are  an  integral  part  of  these  statements.

UPGRADE  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                                        (A development stage enterprise)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                Year ended September 30      Cumulative
                                                            ----------------------------    since inception
Increase (Decrease) in Cash and Cash Equivalents                2000           1999       (February 5, 1997)
                                                            -------------  -------------  -------------------
Cash flows from operating activities
    Net loss                                                $(17,403,990)  $(10,623,048)  $      (29,240,568)
    Adjustments to reconcile net loss to net
        cash used in operating activities
        Depreciation and amortization                            289,885         11,262              301,852
        Amortization of beneficial conversion feature            676,360              -              676,360
        Amortization of debenture discount                       132,683              -              132,683
        Adjustment to receivables from subsidiary's stockholders 133,379              -              133,379
        Write off of option cost                                       -         76,250               76,250
        Equity in loss of UltraCard                                    -      1,088,173            1,264,316
        Purchased in-process research and
             development                                         425,800      5,121,946            5,971,603
        Warrants and options issued for services               1,268,285      1,962,205            3,230,490
        Shares issued for services                               242,900         55,750              298,650
        Expenses incurred through loan assumption                      -        470,005              470,005
        Stock of subsidiary issued in exchange for
            contribution of intellectual property
            charged to expense                                         -        125,000              125,000
        Minority interest                                     (1,759,091)      (356,044)          (2,115,135)
        Changes in assets and liabilities:
            Prepaid expenses, deposits and other                 244,544        615,902              858,710
            Payables, accrued liabilities and other            1,382,446        204,215            1,797,624
                                                            -------------  -------------  -------------------

                 Net cash used in operating activities       (14,366,799)    (1,248,384)         (16,018,781)

Cash flows from investing activities
    Advances to The Pathways Group, Inc.                      (1,885,000)             -           (1,885,000)
    Payments on equipment under construction                  (1,200,000)             -           (1,200,000)
    Acquisition of property and equipment                     (1,000,796)       (55,862)          (1,068,291)
    Acquisition of Centurion Technologies, Inc.,
          net of cash acquired                                  (350,000)      (650,000)          (1,000,000)
    Acquisition of UltraCard, Inc., net of cash acquired        (260,300)    (4,710,805)          (5,571,105)
    Acquisition of equity interest in EforNet Corp.
         from a minority shareholder                            (200,000)             -             (200,000)
    Additions to intangible assets                              (117,178)             -             (117,178)
                                                            -------------  -------------  -------------------

              Net cash used in investing activities           (5,013,274)    (5,416,667)         (11,041,574)

Cash flows from financing activities
    Proceeds from sale of common stock and stock subscriptions13,720,077     11,770,829           26,523,450
    Borrowings, net of loan costs                              3,453,100        185,805            3,671,538
    Principal payments on borrowings                          (2,082,544)      (513,950)          (2,642,743)
    Purchase of collateral on subsidiary's letter of credit     (805,687)             -             (805,687)
    Proceeds from exercise of stock options and warrants         712,786              -              712,786
                                                            -------------  -------------  -------------------
           Net cash provided by
                  financing activities                        14,997,732     11,442,684           27,459,344
                                                            -------------  -------------  -------------------

Net increase (decrease) in cash and cash equivalents          (4,382,341)     4,777,633              389,989

Cash and cash equivalents at the beginning of the period       4,781,330          3,697                    -
                                                            -------------  -------------  -------------------

Cash and cash equivalents at the end of the period          $    398,989   $  4,781,330   $          398,989
                                                            =============  =============  ===================

Supplementary information:
Interest paid                                               $     54,793   $          -   $           54,793
                                                            =============  =============  ===================

See note E for nonmontary exchanges and transactions.

The  accompanying  notes  are  an  integral  part  of  these  statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER  30,  2000  AND  1999



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

Upgrade International Corporation (the Company or Upgrade) is a development stage company incorporated on February 5, 1997 (inception) in the State of Florida and currently headquartered in Seattle, Washington. In August 2000, Upgrade reincorporated in the State of Washington. The Company is active in the acquisition and development of proprietary hardware and software in the information technology industry. Its primary business focus has been the acquisition, development and commercial exploitation of the UltraCard technology, a super high capacity data storage and retrieval device. The aforementioned activities are conducted through its subsidiary, UltraCard, Inc. In addition, the Company has investments in two technology companies that are currently developing application software and "know-how" integral to commercialization of the Company's base technology.

On April 6, 2000, Upgrade issued 45,000 shares of its common stock in exchange for all the outstanding shares of common stock of Second CMA, Inc., a Colorado corporation, pursuant to an Agreement and Plan of Merger dated as of April 4, 2000 between Upgrade and Second CMA. The transaction was accounted for as a reverse acquisition resulting in a $1,200 credit to the Company's additional paid in capital to record the issuance of the shares used in the exchange. In addition, the Company expensed $300,000 in cash paid for this transaction. This expense was included in other expenses in the consolidated statement of operations for the year ended September 30, 2000.

1.     Basis  of  Presentation
       -----------------------

The Company consolidates all companies in which it invests when the Company has a controlling financial interest in the investee. This generally occurs when the Company owns more than 50% of the outstanding voting shares of the investee. The Company also consolidates 50%-owned companies in which it has voting control through agreements with other shareholders. Investments in companies where the Company has significant influence through ownership of 20% to 50% of the investors voting shares or contractual arrangements are accounted for by the equity method.

The balance sheet, statement of operations and statements of cash flows as of September 30, 2000, and for the year then ended, reflect the consolidated financial position and results of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard), Centurion Technologies, Inc. (Centurion), CTI Acquisition Corporation (CTI), Global CyberSystems, Inc. (Global), Global CyberSystems PLC (Global PLC), Global CyberSystems SA (Global
SA) and EforNet Corporation (EforNet). The balance sheet as of September 30, 1999, reflects the consolidated financial position of the Company and UltraCard, Centurion, CTI, Global, and EforNet. The statements of operations and cash flows for the year ended September 30, 1999, reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

2.     Property  and  Equipment
       ------------------------

Property and equipment are stated at cost. Depreciation expense is charged to operations using the straight-line depreciation method over the estimated useful life of the assets ranging as follows:

       Equipment                  3-5  years
       Software                   3  years
       Office  Furniture          10  years
       Corporate  Condominium     30  years
       Leasehold Improvements     Over the term of the related lease or life of
                                  assets, whichever  is  shorter

The Company uses accelerated depreciation methods for tax purposes, when allowable.

3.     Intangible  and  Deferred  Assets
       ---------------------------------

Intangible assets consist of capitalized license fees, patent and trademark costs, and loan fees. Intangible assets are amortized using the straight-line method over seven years, the estimated useful life of the underlying technology. Loan fees are amortized on a straight-line basis over the life of the underlying borrowing.

4.     Research  and  Development
       --------------------------

Research  and  development  costs  are  expensed  as  incurred.

5.     Software  Development  Costs
       ----------------------------

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software developments costs subsequent to the establishment of technological feasibility. The Company considers technological feasibility to be established upon completion of a working model. The Company believes that costs incurred between completion of a working model and the point at which the product will be ready for general release will be insignificant.
As  a  result,  all  product  development  costs have been expensed as incurred.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  A  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  -  Continued

6.     Cash  Equivalents
       -----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Included in cash and cash equivalents are trust accounts with the Company's corporate counsel. The balances of the accounts were $15,719 and $1,725,460 at September 30, 2000 and 1999, respectively.

The Company and its subsidiaries maintain their bank accounts with a number of financial institutions. At September 30, 2000 and 1999, the balances in some of these accounts were in excess of the $100,000 federally insured limit. The Company has not experienced any losses with these cash accounts.

7.     Financial  Instruments
       ----------------------

The Company's financial instruments consist of cash, restricted deposit, advances, accounts payable, payable to related parties, bridge loans and debentures. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on their short-term nature or current market indicators such as prevailing interest rates.

8.     Loss  per  Common  Share
       ------------------------

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 18,635,082 and 13,467,876 for the years ended September 30, 2000 and 1999, respectively, and 10,687,777 since inception (February 5, 1997) through September 30, 2000. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities. As of September 30, 2000 and 1999, total warrants and options of 3,579,236 and 4,332,141, respectively, were not included in loss per share computations due to their antidilutive effect.

9.     Use  of  Estimates
       ------------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

10.     Reclassifications
        -----------------

Certain reclassifications were made to prior year balances to conform to current year presentation.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  B  -  MANAGEMENT  PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2001.

However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

In October 2000, the Company issued 142,860 shares at $10.50 per share pursuant to Regulation "S" for aggregate proceeds to the Company of $1,500,030. In November 2000, the Company issued 233,333 shares at $6.00 per share pursuant to Regulation "S" for aggregate proceeds to the Company of $1,399,998.

During November 2000, the Company entered into agreements for the issuance of convertible subordinated debentures aggregating $2,325,250. The convertible subordinated debentures provide for 8% interest payable on the principal amount of the debenture, have a term of 18 months and provide for the following additional compensation comprised of 7% of the principal amount of the debenture in common stock based upon a $6.00 share price and warrants equal to 10% of the value of the debenture again based upon a $6.00 share price. Two debentures in the aggregate amount of $750,000 provided for finder's fees aggregating 10% of the debenture, payable 7% in cash and 3% in shares calculated on a $4.50 share price. Pursuant to the agreements, the Company issued additional compensation and finder's fees aggregating as follows: cash of $52,500; common stock of 167,768 shares; and five year warrants to acquire 334,406 common shares at a purchase price of $6.00 per share. Additional compensation equal to 2% to 3% of the conversion shares is payable in common stock in the event that the common stock underlying the convertible debentures is not registered by January 1, 2001.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  B  -  MANAGEMENT  PLANS  -  Continued

In December 2000, the Company borrowed $400,000 pursuant to the terms of four promissory notes. The notes have a term of 30 days, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on the maturity date, a penalty charge will be due and payable as follows;

          - 10% of the unpaid principal and interest at the maturity date will be issued in common stock to the lender, calculated based upon the average trading price of the common stock of the Company on the loan maturity date.
          - Warrants to acquire common stock will be issued equal to 12.5% of the unpaid principal and interest at the loan maturity date issued at a strike price of the average trading price of the Companies' common stock on the maturity date.
          - Additional warrants to acquire common stock will be issued equal to 20% of the unpaid principal and interest at the loan maturity date calculated at the current market issued at a strike price of $6.00.
          - In the event that the loan principal and interest is not repaid, an additional penalty will become due and payable every 30 days following the maturity date.

The Company is actively pursuing over $60 million in new investment in the Company. This financing will takes the form the equity, convertible debentures and other types of debt. The Company expects to close on at least $20 million of these activities in the second quarter of fiscal year 2001.


NOTE  C  -  INVESTMENTS

1.     UltraCard,  Inc.
       ----------------

On January 16, 1998, the Company entered into an agreement to acquire an 18.53% equity interest in UltraCard, Inc., a high-tech development stage company located in Campbell, California, for cash of $450,000. The agreement was subsequently modified to provide Upgrade with an option to acquire additional equity interest in UltraCard for $7,500,000 and bring its ownership interest to a non-diluted 50%.

The Company's investment in UltraCard was accounted for using the equity method until the Company acquired its controlling interest on September 30, 1999. On this date, the investment was accounted for using the purchase method of accounting, and accordingly, the balance sheet of UltraCard has been included in the Company's consolidated balance sheet at September 30, 1999. At the date of investment in UltraCard, the purchase price totaling $7,950,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, which approximated the carrying amounts recorded by UltraCard. The remaining unallocated amount of purchase price was allocated to purchased in-process research and development (IPR&D). During the years ended September 30, 2000 and 1999 and since inception through September 30, 2000, the Company expensed, $225,800, $4,193,870, and $4,843,527, respectively, of IPR&D associated with its investments in UltraCard.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  C  -  INVESTMENTS  -  Continued

On September 30, 1999, the Board of Directors of UltraCard approved an employee stock option plan which authorized the issuance of up to three million shares (after effect of 3:1 split) in the share capital of UltraCard to its directors, officers and employees. In order to avoid dilution of the 50% equity interest of Upgrade if these stock options are granted and exercised, the Company was issued an additional 3,000,000 shares. In the event that UltraCard completes an Initial Public Offering (IPO), UltraCard reserves the right to buy back from Upgrade any portion of those shares issued to the extent that option grants have not been completed under the terms of the employee stock option plan. As a result, at September 30, 1999, the Company held shares equaling approximately 54% of the outstanding common shares of UltraCard. The Company cannot vote the 3,000,000 shares issued as a result of the antidilution provisions described above until the occurrence of an IPO or the exercise of options and issuance of shares under the UltraCard stock option agreement. In addition, a stockholder of UltraCard has granted to the Company certain proxy rights that allow the Company to vote an additional 2% of the outstanding common stock of UltraCard. During the year ended September 30, 2000, the Company acquired an additional 1% interest in UltraCard from one of UltraCard's stockholders, increasing the Company's interest in UltraCard to approximately 55%.

The Company has expressed an intention to acquire an additional interest in UltraCard and to continue funding its operations until UltraCard completes an anticipated IPO. Under terms of the Funding Agreement between the Company and UltraCard dated March 21, 2000, should UltraCard require additional financing prior to an IPO, the Company has agreed to provide sufficient funds on a firm commitment basis in an amount not to exceed $20 million. All such funds advanced by the Company will be subject to a note payable agreement, the terms of which will require the accrual of interest at the bank's prime interest rate and repayment of principal and accrued interest on the earlier of the occurrence of the following events: the payment of dividends to stockholders; the completion of an IPO where the proceeds exceed $35 million subject to the conversion provisions described below; or upon the occurrence of a change in control of UltraCard; but no later than March 31, 2001. Pursuant to the terms of the Funding Agreement, the unpaid principal and accrued interest is convertible into common stock of UltraCard at specified conversion rates upon the completion of an IPO. The graduated conversion rates range from $0.63 to $5.00 per share depending on the amount owed to the Company at the time of conversion. During the year ended September 30, 2000, the Company loaned to UltraCard approximately $7,835,000 to fund its operations.

In order to permit Ultracard to explore strategic partnerships and other funding alternatives, some of which could include outside equity participation, Upgrade waived its provisions of the Funding Agreement including its non-dilution clause. Upgrade and Ultracard continue to work together to explore alternative methods and alliances that can provide funding to UltraCard.

                UPGRADE  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES

                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  C  -  INVESTMENTS  -  Continued

2.     EforNet  Corporation
       --------------------

On February 22, 1999, the Company and one of its directors formed EforNet, a Washington corporation, each receiving a 50% interest in the company. At formation, certain intellectual property assets under development, including switching software valued at $250,000, was transferred to EforNet. Since the intellectual property was still under development and had not yet reached technological feasibility, it was considered contributed IPR&D, and accordingly IPR&D in the amount of $125,000 (Upgrade's contribution) was charged to expense during the year ended September 30, 1999. EforNet is currently developing an application for the UltraCard technology, for secure, anonymous electronic commerce over the Internet, utilizing the UltraCard technology and the switching software referred to above. The results of operations of EforNet since formation have been included in the accompanying consolidated financial statements. The stockholders of EforNet have entered into a stockholder's agreement that includes, among other things, a buy and sell agreement. In addition, the other stockholder of EforNet has granted to Upgrade certain proxy rights that allow Upgrade to vote an additional 1% of the outstanding common stock of EforNet. During the second quarter of the year ended September 30, 2000, the Company acquired an additional 2% interest from other shareholder. In connection with that acquisition, the Company recognized IPR&D of $200,000. As of September 30, 2000 and 1999, Upgrade held a 54% and 51% voting interest in EforNet, respectively. In January 2000, EforNet re-incorporated in the state of California.

The Company suspended operations temporarily at its EforNet subsidiary on December 1, 2000. EforNet, a research and development business, is expected to recommence activities during the fiscal year 2001. In the meantime, management has taken steps to significantly reduce all non-essential operating expenses at EforNet. On December 1, 2000, the Company acquired all remaining outstanding shares of EforNet for a nominal consideration. As a result, the Company owns 100% of EforNet.

3.     CTI  Acquisition  Corporation  and  Centurion  Technologies  Inc.
       -----------------------------------------------------------------

On May 12, 1999, the Company formed CTI Acquisition Corporation for the sole purpose of acquiring an equity interest in Centurion Technologies, Inc. (Centurion), a development stage company headquartered in Redmond, Washington. Centurion is developing a proprietary transaction processing software "EPRIM," designed for the real-time transmission of encrypted data over the Internet with a business focus in the medical, educational and government market niches. CTI then acquired an option from one of the Centurion's stockholders' to purchase up to 50% equity interest in Centurion. On May 13, 1999, CTI acquired a 50% interest in Centurion for an aggregate price of $1,100,000, including the option cost of $100,000. As of September 30, 1999, Upgrade owed $350,000 to Centurion for its 50% interest, which was paid during the year ended September 30, 2000. In addition, at September 30, 1999, Upgrade had a liability of $100,000 related to the option to purchase shares of Centurion, which was included in loans payable to related parties. This liability was satisfied during the year ended September 30, 2000.

The results of operations of Centurion from the date of acquisition have been recorded in these consolidated financial statements. The purchase price of the acquisition in excess of the carrying amount of Centurion's net assets, aggregating $803,076, was accounted for as IPR&D and was expensed during the year ended September 30, 1999.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  C  -  INVESTMENTS  -  Continued

Two stockholders of Centurion have granted to Upgrade certain proxy rights that allow Upgrade to vote an additional 1% of the outstanding common stock of the Centurion. As a result, Upgrade holds a 51% voting interest in Centurion.

During  November  2000,  Centurion   changed its name to cQue Corporation.

4.     Global  CyberSystems,  Inc.,  Global  CyberSystems  PLC  and  Global
       --------------------------------------------------------------------
CyberSystems  SA
----------------

Global CyberSystems Inc., was incorporated in Nevada on January 12, 1998. As part of the UltraCard acquisition agreement (see note C (1)), the Company received a 50% interest in the newly formed corporation with the remaining 50% being owned by UltraCard. On July 11, 1998, the Company entered into a master distribution agreement with UltraCard which provided Global with the exclusive distribution rights for the UltraCard products and technology in territories and applications as follows: (1) in the U.S., Global holds the exclusive distribution for banking applications and retail/convenience applications; and
(2) worldwide, Global holds the exclusive rights to gaming applications for the UltraCard products and technology. As of September 30, 2000, Global had not commenced its operations and the carrying amounts of its assets, liabilities and stockholders' equity were nominal.

During the second quarter of the year ended September 30, 2000, the Company formed Global CyberSystems PLC (incorporated in the United Kingdom) and Global CyberSystems SA (incorporated in Switzerland). Global SA is 100% owned by Global CyberSystems, Inc. and Global PLC is an 80% owned subsidiary of Global SA. Neither of the European company has commenced its operations and each had nominal assets and liabilities.

5.     Purchased  In-Process  Research  and  Development  Costs
       --------------------------------------------------------

The purchased or contributed cost of in-process research and development represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet reached technological feasibility at the date of the acquisition and have no future alternative use. In accordance with Statement on Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as clarified by Financial Accounting Standards Board Interpretation No. 4, the amounts assigned to IPR&D meeting these criteria are charged to expense as part of the allocation of the purchase price of the business combination. A similar accounting was also utilized for the Company's investment in UltraCard accounted for under the equity method. Accordingly, charges totaling $425,800, $5,121,946, $5,971,603 were recorded as IPR&D during the years ended September 30, 2000 and 1999 and for the period from inception through September 30, 2000, respectively, as part of the allocations of purchase price and equity investment of the Subsidiaries.

Since all of the Subsidiaries are development stage companies, which had not commenced their respective planned principal operations nor generated any significant revenues, the entire amount of the excess of the purchase price or investment amount over the fair market value of the identifiable assets and liabilities of the investee, which approximated the carrying amount of these assets and liabilities, was allocated to IPR&D. As a result, no amount of the purchase prices or investment amounts were allocated to goodwill or other intangibles, except those already recorded by the investees.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  D  -  RELATED  PARTY  TRANSACTIONS

Payable to related parties is comprised  of  the  following as of September 30:

                                             2000      1999
                                          --------  --------

Bridge loan from a Centurion stockholder  $147,500  $156,645
Stockholders and officers                   27,740   213,625
Loan payable                                     -   237,365
                                          --------  --------

                                          $175,240  $607,635
                                          ========  ========

The above borrowings bear interest at 7% to 15% and have stated terms of one year or less.

In February 1999, the Company assumed liabilities of $470,005, including principal and accrued interest. The original loan was entered into by the Company's president and proceeds were used principally to fund research and development activities. As a result, this amount was expensed as research and development costs during the year ended September 30, 1999. As of the September 30, 1999, the outstanding balance of principal and interest on this note was $137,365 and is included in loans payable above. The loan, including accrued interest, was paid in full in October 1999.

During each of the years ended September 30, 2000 and 1999, the Company incurred $60,000 in fees for consulting services provided by a company owned by one of the Company's directors. These fees amounted to $125,000 for the period since inception through September 30, 2000. At September 30, 2000 and 1999, $25,000 and $40,000, respectively, of the aforementioned fees were included in accounts payable.


NOTE  E  -  NONMONETARY  EXCHANGES  AND  TRANSACTIONS

On the dates of acquisition and consolidation of the Subsidiaries, as described in note C, the Subsidiaries had non-cash assets with an estimated fair value aggregating approximately $2,000,000 and liabilities aggregating approximately $1,300,000.

On December 12, 1997, the Company purchased options, to acquire equity interests in Finet Corporation (Finet) and World Wide Wireless Web (WWWW) from the Company's President in exchange for a note payable in the amount of $150,000, bearing interest at prime rate plus two percent, and 4,000,000 shares of the Company's common stock. The stock was valued at $51,250 based on the cost of the assets received. During the year ended September 30, 1999, the option to acquire WWWW lapsed, and was written off as a loss in the amount of $76,250. The Finet option was transferred to EforNet, (see note C (2)) after negotiation with Finet's controlling stockholder who, at the time, also held an interest in EforNet.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  E  -  NONMONETARY  EXCHANGES  AND  TRANSACTIONS  -  Continued

In connection with a Regulation D Rule 504 private placement in 1999, the Company incurred the following costs: $645,529 fees accrued as a liability at September 30, 1999, 143,851 shares of its voting common stock included in total shares subscribed at September 30, 1999, and warrants to acquire 279,814 common shares (with exercise prices of $0.25 per share for 100,000 shares and $2.50 per share for 179,814 shares) that vested immediately at the date of grant on September 30, 1999. See note O for additional information related to warrants. These costs totaled $1,703,612 and are accounted for as placement costs.

In connection with private placements in fiscal year 2000 and 1999, the Company recorded a subscription receivable from stockholders in the amount of $32,725 and $165,000, respectively. Since the subscriptions receivable has been collected in full subsequent to September 30, 2000 and 1999, they were classified as a current receivable at September 30, 2000 and 1999.

In December 1999, the Company issued 70,000 shares and 100,000 warrants with a $.25 strike price in lieu of a payment for public relation services performed. The shares were valued using the closing market price on October 18, 1999 and were recorded as marketing expense of $242,900. See note O for warrant information.

In connection with the October 1999 sale of $1,000,000 in convertible debentures, the Company allocated $323,640 and $676,360 to 120,000 detachable warrants and beneficial conversion feature, respectively, based on their relative fair values and computation of the effective conversion rate. See note K for additional information.

Also in connection with the October 1999 debenture and November 2000 equity placements, the Company issued 68,194 warrants in lieu of placement fees.

Additionally, in connection with the same debt and equity offerings, the Company issued 40,000 shares of its common stock to the same broker.

In April 2000, the Company granted 195,000 options to an outside legal counsel for services to be performed in connection with the class action lawsuit described in the note M. The options were granted with a $10 strike price and were scheduled to vest in three tranches of 65,000. The first tranche vested immediately and related to services to be performed from April through June 30, 2000. The second applies to services from July 1, 2000 through December 31, 2000, and the final tranche is a consideration for services to be performed from January 1, 2001 through June 30, 2001. All options expire April 17, 2005. The value of the first tranche as determined by the Black-Scholes option pricing model using 184% volatility, 6% risk free rate and $14.88 price per share was $1,047,670 and was recorded as additional legal expense.

As of September 30, 2000, in addition to the first 65,000 options, half of the second tranche was considered earned and legal expense was recognized. The additional expense was computed using the Black-Scholes model with a $9.91 stock price and other assumptions discussed previously. In addition, the first tranche was revalued using the current market price. The net result of these computations was a reduction of legal expenses by $118,885.

On August 16, 2000, the Company distributed 465,228 warrants to stockholders that acquired shares at $2.50 per share in a private placement during September and October 1999 (See note O).

               Upgrade International Corporation and Subsidiaries

                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  F  -  RESTRICTED  DEPOSIT  AND  LINE  OF  CREDIT  ARRANGEMENT

In connection with a building lease entered into by one of the Company's subsidiaries on September 19, 2000, the subsidiary entered into a arrangement with its bank to maintain a letter of credit and related loan agreement in the amount of $805,687. The letter of credit guarantees the lessor has available up to $805,687 in funds to cure defaults specified in the lease agreement. The arrangement is collateralized by a $805,687 certificate of deposit. The loan bears interest at the prime rate plus 2% and has no stated maturity date. The certificate of deposit matures on September 15, 2001, which is also the expiration date of the letter of credit. As of September 30, 2000, no funds were drawn by the lessor. See note M for subsequent modifications of this arrangement.


NOTE  G  -  EQUIPMENT  UNDER  CONSTRUCTION

During February 28, 2000, a subsidiary of the Company entered into an agreement with SciVac, Inc. to build a sputtering machine for use in its research and development activities in the amount of $3,000,000. As of September 30, 2000, the subsidiary had paid $1,200,000 and recorded a liability for the amounts billed but unpaid as of September 30, 2000 equaling $2,307,025, inclusive of sales tax and amounts due under a development contract with SciVac requiring $50,000 monthly payments, which expired prior to September 30, 2000. The machine is expected to be completed and installed by the second quarter of fiscal year 2001.

NOTE  H  -  PROPERTY  AND  EQUIPMENT

The composition of property and equipment is as follows as of September 30:

                                                    2000        1999
                                                ----------  ----------

     Equipment                                  $1,165,284  $  344,933
     Software                                      124,763      15,851
     Office furniture and fixtures                  71,310      43,766
     Corporate condominium                         651,353     643,532
     Leasehold improvement                          42,262           -
                                                ----------  ----------
                                                 2,054,972   1,048,082
     Accumulated depreciation and amortization     263,715      44,701
                                                ----------  ----------

                                                $1,791,257  $1,003,381
                                                ==========  ==========

             UPGRADE  INTERNATIONAL  CORPORATION  AND  SUBSIDIARIES
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  I  -  ACCRUED  LIABILTIES

Accrued  liabilities  are  comprised  of  the  following  as  of  September  30:

                                        2000      1999
                                      --------  --------

     Compensation                     $414,232  $283,021
     Payroll taxes and related costs   134,074   539,850
     Vacation and other                184,935    20,622
                                      --------  --------

                                      $733,241  $843,493
                                      ========  ========

NOTE  J  -  BRIDGE  LOANS

During the year ended September 30, 2000, the Company periodically borrowed funds from various third parties on a short-term basis. The borrowings were generally settled within a period of two to three days. On September 30, 2000, there was $799,177 in bridge loans payable, which were paid in early October 2000, along with a finance fee of 5% of the principal amount of the loan.


NOTE  K  -  CONVERTIBLE  DEBENTURES

In October 1999, the Company issued $1,000,0000 in convertible debentures. The debentures bear interest at the annual rate of 7%, are convertible immediately and mature on October 5, 2001. In addition to the debentures, the holder received 120,000 detachable common stock warrants expiring on December 31, 2004.

Each debenture is convertible into one share of the Company's common stock at a rate equal to a 75% of the average bid price for the five trading days immediately preceding conversion. However, the conversion price cannot exceed $2.50 per share.

Each warrant can be exchanged into one share of the Company's common stock at a price of $2.50 per share. The warrants contain cashless exercise provisions, whereas the number of common stock shares to be received are determined as a quotient of the number of warrants exercised multiplied by the difference between the fair value of the stock on the date of exercise and the strike price of the warrant divided by the fair value of the stock.

In connection with the issuance, the Company allocated $323,640 and $676,360 of the proceeds to the detachable warrants and beneficial conversion feature, respectively, based on their relative fair values and computation of the effective conversion rate. Due to the immediate convertibility provisions of the debentures, the allocated amount of the beneficial conversion feature was charged to interest expense. The remaining discount related to the detachable warrants is being amortized using the effective interest method over two years, the contractual life of the debentures. During the year ended September 30, 2000, the Company recorded a total of $809,043 of interest expense related to the amortization of the aforementioned allocated discounts.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  K  -  DEBENTURES  -  Continued

In May 2000, all warrants were exchanged for 102,609 shares of the Company's common stock by means of a cashless exercise. As of September 30, 2000, these shares are included in total shares subscribed as no certificates were issued until November 2000.

No debentures were converted or repaid through September 30, 2000. At September 30, 2000, the unamortized discount of $190,957 is presented as a reduction in the carrying amount of the debentures.


NOTE  L  -  INCOME  TAXES

The differences between financial and tax reporting are comprised primarily of the timing in the recognition of net operating loss (NOL) and tax credit carryforwards, vacation expenses and methods used to compute depreciation expense. The income tax benefits reconciled to the tax computed at the statutory rate were approximately as follows during the years ended September 30:

                                                         2000          1999
                                                     ------------  ------------
     Tax benefit computed at federal statutory rate  $(7,530,000)  $(3,600,000)
     Non-deductible expenses                           1,480,000     1,810,000
     Research credit                                    (410,000)     (220,000)
     Valuation allowance                               6,460,000     2,010,000
                                                     ------------  ------------

                                                     $         -   $         -
                                                     ============  ============

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  L  -  INCOME  TAXES  -  Continued

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is recorded for deferred tax assets when it is more likely than not that such deferred tax assets will not be realized. Deferred income taxes reflect the net tax effects of temporary differences between the consolidated carrying amounts of assets and liabilities for financial reporting purposes and the respective amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows at September 30:

                                              2000          1999
                                         -------------  ------------
     Deferred tax assets:
       Net operating loss carryforwards  $  8,920,000   $ 1,390,000
       Research credit                        650,000       240,000
       Equity in losses of UltraCard          430,000       430,000
       Options, warrants and other         (1,260,000)      220,000
                                         -------------  ------------
         Total gross deferred tax asset     8,740,000     2,280,000
                                         -------------  ------------

     Valuation allowance                   (8,740,000)   (2,280,000)
                                         -------------  ------------

Net deferred tax asset                   $          -   $         -
                                         =============  ============

Upgrade and its subsidiaries are each required to file their own corporate federal and state tax returns. As of September 30, 2000, the Company and Subsidiaries had aggregated NOL carryforwards and tax credits carryforwards of approximately $29,700,000 and $730,000, respectively, of which the majority of the carryforwards begin expiring in 2018 for federal purposes and earlier for state purposes.

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be limited.


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES

1.     License  Agreements
       -------------------

     a.     AMPEX  Agreement

Effective October 1, 1999, UltraCard entered into a license agreement with AMPEX Corporation (AMPEX) to use AMPEX developed proprietary technology, generally referred to as Keepered Media Technology, for incorporation into UltraCard's development, use and sale of its core product. The agreement is scheduled to continue for the life of each Keepered Media patent, for the life of each Keepered Media patent issued under a patent application, and for of each license granted under the Keepered Media Technology, in perpetuity.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

     Under the terms of the agreement, UltraCard is required to pay royalties for each sale of the UltraCard's magnetic card product on a per card basis. Additionally, in order for UltraCard to maintain an exclusive license agreement, the minimum yearly payments are as follows:

      Year ending September 30,
      -------------------------
              2001                  $ 3,500,000
              2002                   15,000,000
           Thereafter                24,000,000 per year


     Either party has a right to terminate all or part of the agreement with 30 days notice. There were no fees incurred and paid under the agreement through September 30, 2000.

     b.     CardTech  Agreement

     On October 10, 1997, UltraCard licensed the rights to two technology patents from CardTech, Inc. (CardTech). UltraCard's President is also the controlling stockholder of CardTech. The license agreement terminates upon the expiration of the last licensed patent. Because the agreement covers any new patent applications filed in conjunction with the original technology patents, the agreement does not have a definite expiration date.

     Through September 30, 1999, UltraCard had paid $30,000 for an initial licensing fee, $950,000 in minimum royalty fees and $1,009,813 in capital fees under the license agreement. Capital fees were paid as part of the agreement requiring UltraCard to remit to the CardTech 12.5% of every dollar received from equity financing. In October 1997, as required by the license agreement, UltraCard issued 7,500,000 shares (after effect of 3:1 stock split) of its common stock, valued at the time of the issuance at $250,000. Related to the shares issued, UltraCard capitalized as license cost the amount of $250,000.

     for the years ended September 30, 2000 and 1999, UltraCard has recorded $650,000 and $1,484,636, respectively, in expenses related to this agreement. Expenses for the year ended September 30, 1999, included $919,375 in capital fees. Royalty fees are due on January 1 of each calendar year. As of September 30, 2000, $650,000 in calendar year 2000 royalty fees remained unpaid, causing UltraCard to be past due on the agreement. CardTech has deferred the required 2000 and 2001 payment to march 30, 2001.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999


NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

     AS OF SEPTEMBER 30, 2000, ULTRACARD'S REMAINING COMMITMENTS UNDER THE LICENSE AGREEMENT ARE SUMMARIZED AS FOLLOWS:

          - An earned royalty fee of 5% of the gross proceeds generated from sales, leases or other distributions of products incorporating the CardTech technology. The minimum annual royalty fee is payable at $650,000 per calendar year through 2009.

          - A capital fee equal to 12.5% of all equity capital invested in the UltraCard until such time that CardTech has received a total of $3,000,000 in such fees. The maximum remaining amount of the commitment is $1,990,187.

2.     Agreement  with  International  Funding  Corporation
       ----------------------------------------------------

Effective July 1, 1999, the Company entered into an agreement with International Funding Corporation (IFC). Under the terms of the agreement, IFC provides various investment banking services and assisted the Company in conducting its private placement to sell shares at $2.50 in exchange for the following consideration:

     a) Warrant for the purchase of 100,000 shares of common stock at a price of $0.25 which vest at the time the Company raises $6,000,000. As of September 30, 2000, the warrant is fully vested; however, it has not been exercised. It expires September 30, 2004.
     b) Cash fee of 7% of the gross proceeds raised through the equity placement;
     c) Fee of 4% of the gross proceeds of the placement payable in the Company's voting common stock;
     d) Fee of 5% of the gross proceeds of the placement payable in common stock warrants which would vest immediately and expire five years from the date of grant.
     e)   Monthly fee of $18,750.

At September 30, 1999, the Company issued 143,851 shares of its voting common stock and granted to IFC warrants to purchase 279,814 shares of common stock, 100,000 with an exercise price of $0.25 per share and 179,814 with an exercise price of $2.50 per share. During the year ended September 30, 2000, the Company granted IFC additional 68,194 warrants under provision (d) above. The number of warrants was determined as contractual fee of 5% of the funds raised ($125,000) divided by computed fair value of an individual warrant. The warrants issued were valued using the Black-Scholes pricing model and the assumptions described in the note N. In addition, IFC received 40,000 shares of the Company's common stock and $105,000 in cash as required under provisions (b) and (c) above. All of the costs associated with the warrants and cash fees payable were recorded as a reduction of the proceeds from the offering.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

In  addition  to  the  aforementioned  placement  costs,  during  the year ended
September 30, 2000 and 1999, the Company incurred $247,500 and $30,000, respectively, in consulting fees for investor relation services performed by IFC. At September 30, 2000 and 1999, accounts payable include $75,000 and $645,529, respectively, payable to IFC.

The IFC agreement expired on June 30, 2000, and was automatically renewed for an additional year. In the event of any future private placements conducted through IFC, fees described in (b)-(d) above are payable by the Company out of the proceeds raised. In addition, IFC is entitled to a monthly retainer in the amount of $7,500 and a reimbursement of expenses incurred while providing services for the Company.

3.     Employment  and  Consulting  Agreements
       ---------------------------------------

UltraCard has entered into a number of employment and consulting agreements. The agreements vary in length from one to five years with total remaining commitment amounts, excluding shares to be issued, as follows:

                 Year ending
               September 30,
             -------------------
                  2001            $748,333
                  2002             577,500
                  2003              87,500
                                 ---------
                                 1,413,333
                                 =========

Certain of the employment and consulting agreements also call for issuance of a specified number of shares of the Company's common stock. The estimated market value of these shares issued were charged to expense in the period issued. During the year ended September 30, 1999, the Company recorded $1,038,564 of employee compensation and consulting expenses related to the issuance of these shares of UltraCard's common stock. No shares were issued for compensation or consulting services during the year ended September 30, 2000.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

4.     Funding  Agreements
       -------------------

Upgrade has entered into funding agreements with each of its subsidiaries based upon budgets and operating projections for one to three years prepared by each subsidiary and submitted to and approved by the Board of Directors of Upgrade. Those agreements provide to each of those subsidiaries funding commitments for aggregate proceeds as follows to finance the expansion of their operations:

                       Funding     Portion Funded through
           Company    Commitment     September 30, 2000
           ---------  -----------  -----------------------
           UltraCard  $28 million  $         15.78 million
           EforNet    $ 5 million  $           2.9 million
           Centurion  $ 3 million  $           2.5 million


Each of these funding arrangements are convertible (or were partially converted) into common stock in the subsidiary and bear an 8% interest rate.

5.     Pending  Acquisition  of  The  Pathways  Group,  Inc.
       -----------------------------------------------------

The Company entered into a letter of intent dated July 11, 2000 and on September 8, 2000 signed an Agreement and Reorganization Plan (the Agreement), with The
Pathways Group, Inc. (Pathways) to acquire 100% of Pathways. The acquisition is subject to a number of conditions including approval by the stockholders of Pathways and the registration of Upgrade common stock to be exchanged for Pathways stock. Either party to the Agreement can terminate the agreement after December 29, 2000. Pursuant to the Agreement, Pathways' stockholders will receive one share of Upgrade common stock for each 14.3 shares of Pathways common stock, subject to adjustment as described below.

Under the Agreement, the Company is required under certain conditions and receipt of required documents, to advance up to $5,000,000 in interim finance funds to Pathways at a rate of $385,000 every two weeks starting on September 15, 2000. As of September 30, 2000, Pathways has received $1,885,000, including an up front advance by the Company. The advances are secured by a promissory note that bears interest at 10% and matures on or before June 30, 2001. In addition, the Company was issued two warrants to acquire up to an aggregate of 5,000,000 shares of Pathways with an exercise price $.65. The Company vests in each warrant at a 1 for 1 rate (one warrant vested for each one dollar advanced). The Company also has a right to reserve $500,000 of total advances to be applied towards accrued interest on the advances made. Total funds advanced through the date of the merger, including accrued interest, will be entered into a computation of the share conversion ratio to be used in the merger. The acquisition is subject to approval of Pathways' shareholders and expected to be concluded during fiscal year 2001.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

6.     Operating  Lease  Agreements
       ----------------------------

The Company and its subsidiaries have entered into operating lease agreements for its office and engineering facilities located in Washington and California. The leases have terms varying from monthly to five years, which expire in 2001 to 2005, some of which provide for one and two year extensions. Certain leases provide for fixed annual increases in base rent and others require adjustments based on the change in the Consumer Price Index and in facility maintenance costs. Total minimum operating lease commitments for the Company are approximately as follows:

              Year ending
              September 30,
            ----------------
                  2001            $1,526,000
                  2002             1,374,000
                  2003             1,406,000
                  2004             1,365,000
               Thereafter          1,170,000
                                 -----------
                                 $ 6,841,000
                                 ===========


Consolidated rent expense for the year ended September 30, 2000 and 1999, was approximately $747,000 and $55,000, respectively.

During the year ended September 30, 2000, UltraCard entered into a five-year 66,400 square foot building lease to expand its corporate headquarters and research and development facilities. Pursuant to the lease terms, UltraCard paid a refundable securities deposit of $190,313 and entered into a letter-of-credit arrangement described in the note F. UltraCard is scheduled to move into the new facilities during the second quarter of fiscal 2001. Subsequent to September 30, 2000, the new building lease was amended, reducing the amount of leased space to 41,330 square feet. The minimum lease schedule above reflects the reduced rent amount based on the new square footage. Pursuant to the same lease amendment, the letter of credit requirements were reduced to $300,000 with collateral also replaced by a $300,000 certificate of deposit.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  M  -  COMMITMENTS  AND  CONTINGENCIES  -  Continued

7.     Legal  Proceedings
       ------------------

Pursuant to a court order dated May 26, 2000, the three actions previously filed against Upgrade and its president, Daniel S. Bland, have been consolidated into one action, In Re Upgrade International Corporation Securities Litigation, U.S. District Court, Western District of Washington at Seattle, c/a #C00-0298. A Consolidated and Amended Class Action Complaint was filed July 24, 2000. Six minority shareholders are named as lead plaintiffs. The complaint alleges that material misrepresentations and omissions were made by Upgrade and Mr. Bland in violation of the Securities Exchange Act of 1934. Specifically, the complaint alleges that Upgrade and Mr. Bland made false statements regarding market readiness and technological capabilities of its UltraCard technology, thereby artificially inflating Upgrade's stock. The consolidated complaint seeks class certification and payment of unspecified damages and attorneys fees. Upgrade has engaged the firm of Cohen, Milstein, Hausfeld & Toll, P.L.L.C. as defense counsel Upgrade filed a motion to dismiss the complaint. Oral arguments on the motion are scheduled to be held on January 18, 2001. A ruling on the motion is expected sometime thereafter. Management and legal counsel are unable to predict the ultimate outcome of the motion. If the case proceeds the company plans to vigorously defend its position. The ultimate outcome of the case is uncertain. As a result, no liability for the case is recorded in the accompanying financial statements.


NOTE  N  -  STOCK  OPTION  PLAN

In January 1999, the Company established the 1999 Stock Option Plan (1999 Plan). The 1999 Plan allows the Company to grant options to employees, consultants, and directors for up to 1,550,000 shares of common stock. On September 30, 1999, the Company implemented the 2000 Stock Option Plan (2000 Plan) allotting an additional 800,000 shares for grants to employees and contractors. Option prices are generally equal to the fair market value of the shares of the Company's common stock on the date of grant. Options, generally, vest over a four-year period and expire four to five years from the date of the grant.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  N-  STOCK  OPTION  PLAN  -  Continued

The following is a summary of the employee stock option information for the years ended September 30, 2000 and 1999:

                                                              Weighted Average
                                                Shares        Exercise Price
                                           -----------------  ---------------
Options outstanding at September 30, 1998                 -   $             -

  Options granted                                 2,310,000              1.05
  Options exercised                                 (60,000)             0.25
                                           -----------------  ---------------

Options outstanding at September 30, 1999         2,250,000              1.07

  Options granted                                   100,000             12.50
  Options exercised                                 (90,000)             0.25
  Options forfeited                                 (75,000)             2.50
                                           -----------------  ---------------

Options outstanding at September 30, 2000         2,185,000   $          1.52
                                           =================  ===============


The following table summarizes information about options outstanding at September 30, 2000:

                    Options Outstanding                      Options Exercisable
                  ----------------------------------------  ----------------------
                               Weighted      Weighted                    Weighted
                                Average       Average                    Average
   Range of         Number     Exercise      Remaining        Number     Exercise
Exercise Prices   Outstanding    Price    Contractual Life  Exercisable    Price
                               ---------  ----------------  -----------  ---------
      0.25         1,400,000  $    0.25              3.30    1,350,500  $    0.25
  0.50 - $2.50       685,000       2.50              4.00      510,010       2.25
     12.50           100,000      12.50              4.94            -
                  ----------                                 ----------
                   2,185,000                                 1,860,510
                  ==========                                 ==========

The weighted average fair value of the options granted during the years ended September 30, 2000 and 1999 was $12.13 and $0.98, respectively. No options were granted with a strike price below the stock's market value on the date of grant.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  N-  STOCK  OPTION  PLAN  -  Continued

The Company accounts for its stock-based compensation plan in accordance with Accounting Principle Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation was recognized in connection with options granted to employees. The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2000 and 1999, respectively: risk-free interest rate of 6.00% and 6.00%, dividend yield 0% and 0%, and volatility of 189% and 218%, and expected lives of 4 and 5 years. Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:


                    Year ended           Year ended
Net loss        September 30, 2000   September 30, 1999
--------------  -------------------  -------------------

As reported     $        17,403,990  $        10,623,048
Pro forma                18,689,702           10,918,275

Loss per share
As reported     $              0.94  $              0.79
Pro forma                      1.01                 0.81


On September 30, 1999, the Company granted 40,000 options to non-employee consultants. Options were granted at an exercise price of $2.50 per share which at the time was equal to the private placement price of the underlying Company's common stock. The options expire five years from the date of grant and vest over a four-year period. The Company recorded $98,720 in compensation expense in connection with the options granted to non-employees. At September 30, 1999, 3,336 of these options became exercisable. On April 18, 2000, the Company granted 195,000 options to one of its legal counsels, as described in note E.

As of September 30, 1999, UltraCard adopted a stock option plan of up to 3,000,000 shares of its common stock and granted 841,998 options to its employees, as adjusted for UltraCard's April 12, 2000, 3:1 stock split. The pro forma effect on the consolidated loss was not material.

During the year ended September 30, 2000, UltraCard granted 289,500 additional options. Also, during the year 88,750 post split options were forfeited due to employment terminations. The net pro forma effect of the subsidiary's options is approximately $294,000.

As of September 30, 2000, certain other subsidiaries had established stock option plans. However, none of the plans had significant activities material to the consolidated financial statements or for pro forma disclosure purposes.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  O  -  WARRANTS

During the years ended September 30, 2000 and 1999, the Company granted 753,422 and 2,069,641 warrants, respectively, to investment bankers, consultants and other service providers as follows:

- On January 20, 1999, warrants to purchase 1,000,000 shares of common stock were granted to a family trust in which the Company's President is the sole trustee. The warrants have an exercise price of $0.25 per share (the fair value price of the stock on the date of grant), vested immediately, and are exercisable within two years. They were valued using the Black-Scholes pricing model using a 6% risk-free rate, 218% volatility, and a 0% dividend yield. The Company recorded a $221,000 expense in connection with this grant.

- On August 1, 1999, warrants to purchase 27,500 shares of common stock were granted to a consulting company. The warrants had an exercise price of $0.25 per share, vested immediately and had a term of two years. On August 15, 1999, all of the warrants were exercised for $6,875. The warrants were valued at the date of grant using the Black-Scholes model and assumptions described in note E. In connection with the grant, the Company recorded an expense of $64,155.

- On September 30, 1999, the Company granted warrants to acquire 762,327 shares of common stock to various consultants. The warrants have exercise prices ranging $0.25 to $2.50, vested immediately and have contractual lives of two and five years, respectively. The warrants were valued using the Black-Scholes pricing model described in note E. In connection with the grants, $1,642,485 was recorded as a professional service expense.

- In October 1999, the Company issued 100,000 warrants with a $0.25 strike price in lieu of a payment for public relation services performed. The warrants were valued at 339,500 on the date of grant (October 15, 1999) using the Black-Scholes pricing model and the following assumptions: volatility of 218%, risk free rate of 6% and a fair value of each underlying share of $3.562. The warrants vested immediately and were exercised in May 2000.

- In October 1999, in connection with a placement of convertible debentures, the Company issued 120,000 warrants with a $2.50 strike price.

- Also in connection with the October 1999 debenture and the November 1999 equity placement, the Company issued 68,194 warrants in lieu of placement fees. The number of warrants was determined as a placement contractual fee of 5% of the funds raised ($125,000) divided by computed fair value of an individual warrant. The value of a warrant was determined using the Black-Scholes option pricing model with assumptions as follows: volatility of 218%, risk free rate of 6%, dividend yield of 0% and the fair value of underlying stock of $2.50 the per share (price received in the November placement). Each warrant has a $2.50 strike price. The warrants are scheduled to expire in five years from the date of issuance.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2000 and 1999



NOTE  O  -  WARRANTS  -  Continued

-    Due   to   unforseen   delays   in  registering   certain  securtities,  on
     August  16,  2000,  the  Company   distributed   465,228   warrants  to
     stockholders that acquired shares at $2.50 per share in a private placement during September and October 1999. One warrant was issued for each 10 shares acquired through the aforementioned placement. On the date of the grant, the stock was traded at $15 per share. The warrants have a strike price of $10 and an expiration date of August 16, 2002. All warrants vested immediately. The aggregate fair value of the warrants issued were determined using the Black-Scholes pricing model with an 189% volatility and 6% risk free rate was $6,016,795 and was recorded as a distribution on the date of the grant.

At September 30, 2000 and 1999, there were 100,000 and 1,250,000 warrants exercisable at $.25, and 594,008 and 792,141 warrants exercisable at $2.50 per share, respectively. None of the 465,228 warrants with a strike price of $10.00 were exercised as of September 30, 2000.


NOTE  P  -  OTHER SUBSEQUENT EVENTS

The Company entered into letters of intent to acquire controlling interest in Cards & More, etal, a manufacturer and producer of credit card stock and other niche systems. Additionally, the Company entered into a letter of intent to acquire controlling interest in Rockster, Inc., a software company that can conduct transactions on the internet which can provide efficient, anonymous transactions on the web. Each acquisition transaction is subject to the execution of a definitive agreement and is subject to due diligence processes.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT



     The following table sets forth the names and ages of, and all positions and offices held by, each of Upgrade's directors and its executive officers, Mr. Bland and Mr. Jaffe, and certain key employees of Upgrade's subsidiaries. Also set forth are the dates Upgrade's directors were initially elected to the Board of Directors, a summary of each identified person's business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended. Directors are elected at Upgrade's annual meeting of shareholders and hold office until their successors are elected at the next annual meeting and qualify. Officers hold office at the pleasure of the Board of Directors.

                                                  Director
Name                                      Age      Since           Position(s)
--------------------------------------  --------  --------  --------------------------
Daniel S. Bland                               42  12/11/97  President, Secretary,
                                                            Director of Upgrade

Malcolm P. Burke                              58   6/30/98  Director of Upgrade

Ronald P. Erickson                            56   8/15/98  Director of Upgrade

Brian J. Kerr                                 55    9/8/00  Director of Upgrade

Howard A. Jaffe                               47    1/3/01  Executive Vice President,
                                                            Chief Operating and Financial
                                                            Officer & Director of  Upgrade

Daniel Kehoe                                  54  n/a       President & Director of
                                                            UltraCard

John A. French                                56  n/a       President & Director of
                                                            Centurion

David I. Zucker(1)                            61  n/a       President and Director of
                                                            Efornet


(1)     Mr.  Zucker  resigned   as  a  member  of  the Board of Directors in September
2000  and  as  CEO  of  EforNet  in  December  2000.


Daniel S. Bland is the founder of Upgrade and has served as its President since 1997. He also was a founder, and from 1993 to 1996 served as a director and the chief executive officer of, Empyrean Diagnostics Ltd., a reporting company in British Columbia under the British Columbia Securities Commission.

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

Brian J. Kerr, the former President of the Institute of Chartered Accountants of British Columbia, and a past member of the Board of Governors of that entity is a financial professional with substantial business experience including the directorship of a senior reporting Company, Clearly Canadian Beverage Corporation. Mr. Kerr is a business owner with interests in retail and internet businesses, a former partner of BDO Dunwoody Chartered Accountants, current business owner of a chain of Grocery and convenience stores in British Columbia, and a candidate for the Malahat Juan de Fuca liberal party riding in British Columbia, Canada.


Howard A. Jaffe, joined the Company in October 2000 as a consultant and in January 2001 as the Chief Operating and Financial Officer. Mr. Jaffe is a business and financial professional with substantial experience in mergers and acquisitions and other capital market transactions. During the prior five years Mr. Jaffe was the Executive Vice President and Chief Financial Officer of MB Financial and Manufacturers Bank a $1.4 billion financial institution.


Daniel Kehoe has held the position of President and director of UltraCard Inc. since 1997. Prior thereto, from 1994 to 1997 Mr. Kehoe operated as an independent consultant to various technology companies specializing in strategic business development. Mr. Kehoe has a degree from Northwestern School of Law.

John A. French has been the President of cQue Corporation since 1996, a subsidiary of Upgrade which specializes in the development and implementation of online Web Access software products for instant data retrieval featuring the latest products in IT technology, including the smart card. Prior to that Mr. French worked as a business consultant with Horizon Resources/2000 specializing in the software and smartcard development business.


David I. Zucker has been the President of EforNet since the date of its inception in February 1999 until December 1, 2000. He served as a director of Upgrade until September 2000. Prior to that, he served as senior consultant of Innovative Consulting Services. From August 1996 to June 1998, he was president of the Eyestream Group of Quadstate Corporation, where he was engaged in Internet video development. From January 1995 to July 1996, Mr. Zucker was employed by Altamira Group as manager of product development for a fractal compression plug-in for Adobe Photoshop software. Previously, Mr. Zucker developed the point of sale credit card switching and merchant authorization processing software base upon which ATM point of purchase processing was based.

Upgrade is not aware of any arrangements or understandings pursuant to which its directors or executive officers are nominated or selected, other than arrangements or understandings with directors or officers of Upgrade acting solely in their capacities as such.

          SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based on a review of Forms 3, 4 and 5 filed with the Company and inquiry of the Company directors and officers, the Company believes that all required forms were timely filed.

ITEM  10.      EXECUTIVE  COMPENSATION

EXECUTIVE  COMPENSATION

     Executive officers of the Company currently do not receive any remuneration in their capacity as Company executive officers. The following table sets forth information concerning the compensation of the Named Officers for services in all capacities to the Bank for the years ended September 30, 2000, 1999 and 1998.

                                                SUMMARY COMPENSATION TABLE

             NAME AND                   FISCAL              ANNUAL         LONG TERM COMPENSATION       ALL OTHER
        PRINCIPAL POSITION               YEAR            COMPENSATION              AWARDS              COMPENSATION($)
-------------------------------------  ---------  ----------------------  -----------------------     ---------------
                                                                                            OPTIONS/
                                                      SALARY       BONUS  RESTRICTED STOCK  WARRANTS
                                                        ($)          $)   AWARD(S)($)(2)     (#)(3)
                                                  ---------------  -----  ----------------  --------


Daniel S. Bland                             2000  $       175,000  $    -  $             -                        -
President and Chief Executive               1999          115,000       -                -  1,750,000             -
Officer                                     1998          112,500       -                -                        -

Daniel Kehoe                                2000          350,000  $    -                -          -             -
President Ultracard, Inc.                   1999          204,166       -                -          -             -
                                            1998          132,199       -  $       234,862          -             -

John A. French                              2000          125,000  $    -                -          -       6,600(4)
President, cQue Corporation                 1999          108,814       -                -          -       4,200(4)
                                            1998           54,000       -                -          -             -

David I. Zucker (5)                         2000          149,000  $    -                -          -       6,000(4)
President, EforNet Corporation              1999           81,250       -                -          -             -
Officer                                     1998           60,000       -                -          -             -

Howard A. Jaffe (1)                         2000  $             -  $    -                -          -             -
Executive Vice President and                1999                -       -                -          -             -
Chief Operating  & Financial Officer        1998                -       -                -          -             -

__________
(1)     Mr.  Jaffe  was  hired  as  a  consultant  in  October  2000  and  as  an  executive  officer  in  January  2001.
(2)     Represents  restricted  stock  issued.
(3)     Represents  warrants,  or incentive and non-qualified stock options granted pursuant to the Company's Stock Option
        Plans.  All  options  were granted at or above the market price of the stock on the date of the grant and vest up to
        Three years.
(4)     Represents  automobile  allowance.
(5)     Mr.  Zucker  resigned  as  President  of  EforNet  on  December  1,  2000.

STOCK  OPTIONS

     The following table sets forth certain information with respect to stock options granted to the Named Officers during the fiscal year ended September 30, 2000.

     In addition to providing the number of options granted in the Summary Compensation Table, the following table discloses the range of potential realizable values at various assumed appreciation rates. The table discloses for the Chief Executive Officer and other Named Officers the gain or "spread" that would be realized at the end of the option term for the options granted during 2000, if the price of the Common Stock appreciates annually by the percentage levels indicated from the market price on the date of grant.

OPTION  GRANTS  IN  2000

                             % OF TOTAL
                               OPTIONS
                              GRANTED TO                          POTENTIAL REALIZABLE VALUE AT
                              EMPLOYEES   EXERCISE                   ASSUMED ANNUAL RATES OF
                  OPTIONS     IN FISCAL  PRICE PER  EXPIRATION     STOCK PRICE APPRECIATION FOR
         NAME     GRANTED     2000(1)     SHARE        DATE              OPTION TERM
         ----     -------     -------     -----        ----               -----------
                                                                  5.00%                 10.00%
                                                                  -----                 ------
Daniel S. Bland     -0-         -0-        -0-         -0-          -0-                  -0-
Daniel Kehoe        -0-         -0-        -0-         -0-          -0-                  -0-
John A. French      -0-         -0-        -0-         -0-          -0-                  -0-
David I. Zucker     -0-         -0-        -0-         -0-          -0-                  -0-
Howard A. Jaffe     -0-         -0-        -0-         -0-          -0-                  -0-


The following table sets forth information with respect to shares of the Common Stock acquired in 2000 through the exercise of stock options, including the value realized upon the exercise, and the value of all stock options held at September 30, 2000.

                        OPTION  EXERCISES, HOLDINGS AND VALUES TABLE

                    SHARES                             NUMBER OF             VALUE OF UNEXERCISED
                   ACQUIRED        VALUE         UNEXERCISED OPTIONS       "IN-THE-MONEY" OPTIONS
   NAME          ON EXERCISE     REALIZED       AT SEPTEMBER 30, 2000     AT SEPTEMBER 30, 2000 (1)
                                              EXERCISABLE  UNEXERCISABLE  EXERCISABLE UNEXERCISABLE

Daniel S. Bland          -0-             -0-      950,000            -0-  $8,302,000  $    -0-
Daniel Kehoe             -0-             -0-          -0-            -0-         -0-       -0-
John A. French           -0-             -0-          -0-            -0-         -0-       -0-
David I. Zucker       90,000  $       22,500       25,000         75,000     185,250   555,750
Howard A. Jaffe          -0-             -0-          -0-            -0-         -0-       -0-

__________
(1)     Represents  the  difference between the closing price of the Common Stock on September
30,  2000  ($9.91  per  share)  and  the  exercise  price  of  the  stock  options.

ITEM  11.      SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth, as of January 6, 2001, certain information as to the beneficial ownership of Common Stock by: (i) those persons or entities known by management to beneficially own more than 5% of the Company's outstanding shares of Common Stock; (ii) the Company's Chief Executive Officer, its Chairman of the Board and the other executive officers of the Company (the "Named Officers"), and (iii) all directors and executive officers of the Company as a group.

                                                               SHARES
                                                            BENEFICIALLY    PERCENT
BENEFICIAL OWNER                                              OWNED (1)    OF CLASS
----------------------------------------------------------  -------------  ---------

             Daniel S. Bland (2)                               6,226,100      28.90%
             Chief Executive Officer, President,
             Secretary and Director

             Malcom P. Burke (3)                                 251,333       1.17
             Director

             Ronald P. Erickson (4)                              591,667       2.75
             Director

             Brian J. Kerr (6)                                    12,500       0.00
             Director

             Howard A. Jaffe (7)                                 223,601       1.04
             Executive Vice President and
             Chief Operating and Financial
             Officer and Director

             Daniel Kehoe                                            -0-        -0-
             President and CEO of Ultracard, Inc.

             John A. French                                          -0-        -0-
             President and CEO of cQue Corporation

             David I. Zucker (5)                                 165,000       0.77
             President and CEO of EforNet

              Directors and executive officers as a group
             (8 persons)                                       7,470,201      34.67%

(1)  Includes  shares  held  directly,  in  retirement  accounts,  in  a  fiduciary capacity  or  by  certain  affiliated  entities or members of the named individuals'
families, with respect to which shares the named individuals and group may be deemed to  have  sole  or  shared  voting  and/or  dispositive  powers.

(2)  Comprised  of  4,000,000  shares and 800,000 warrants (exercisable at $0.25 per share  and  expiring  1/20/2001)  owned  by  the Bland Family Trust, as to which Mr.
Bland,  as  trustee,  has sole voting and investment powers, 476,100 shares owned by
International  Internet  Corporation,  which Mr. Bland controls, and 600,000 options
(exercisable at $0.25 per share and expiring 1/20/2004) owned directly by Mr. Bland, and  350,000  options (exercisable at $2.50 per share and expiring 09/30/2004) owned directly  by  Mr.  Bland.

(3)  Comprised  of 7,500 shares and 150,000 options  (exercisable at $0.25 per share and  expiring  1/20/2004)  owned  directly  by  Mr.  Burke,  and  200,000  options
(exercisable  at  $2.50  per  share  and  expiring 09/30/2004) owned directly by Mr.
Burke.  In  addition  10,500 shares owned by Primary Ventures Corporation, a company controlled  by  Mr.  Burke.

(4)  Comprised  of  550,000  options  (exercisable  at  $0.25 per share and expiring
1/20/2001)  and  100,000  options  (exercisable  at  $2.50  per  share  and expiring
09/30/2004)  owned  directly  by  Mr.  Erickson.

(5)  Comprised  of  140,000  shares  owned  directly  by  Mr.  Zucker  and  100,000 options,  all  currently  exercisable  at  $2.50 per share until September 30, 2004.

(6)  Comprised  of 100,000  options to acquire shares at a price  of $2.50 per share vesting  quarterly  commencing  December  28,  2000,  owned  directly by Brian Kerr.

(7)  Comprised of 200,000  options to acquire shares  at a price of $2.50  per share fully  vested,  and  200,000  options  to acquire shares at a price of $2.50 vesting quarterly  over  a  period  of  three  years,  owned  directly  by  Howard  Jaffe.

There are no arrangements known to the Company that may result in a change in control of the Company.

ITEM  12.      CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Under the rules of the SEC Mr. Bland is considered a promoter of the Company. His interests in the Company are disclosed in Items 10 and 11, above.

On October 10, 1997, UltraCard licensed the rights to two technology patents from CardTech, Inc. (CardTech). UltraCard's President Daniel Kehoe is also the controlling stockholder of CardTech. The license agreement terminates upon the expiration of the last licensed patent. Because the agreement covers any new patent applications filed in conjunction with the original technology patents, the agreement does not have a definite expiration date.

Through September 30, 1999, UltraCard had paid $30,000 for an initial licensing fee, $950,000 in minimum royalty fees and $1,009,813 in capital fees under the license agreement. Capital fees were paid as part of the agreement requiring UltraCard to remit to the CardTech 12.5% of every dollar received from equity financing. In October 1997, as required by the license agreement, UltraCard issued 2,500,000 shares of its common stock, valued at the time of the issuance at $250,000. Related to the shares issued, UltraCard capitalized as license cost the amount of $250,000.

For the years ended September 30, 2000 and 1999, UltraCard has recorded $650,000 and $1,484,636, respectively, in expenses related to this agreement. Expenses for the year ended September 30, 1999, included $919,375 in capital fees. Royalty fees are due on January 1 of each calendar year. As of September 30, 2000, $650,000 in calendar year 2000 royalty fees remained unpaid, causing UltraCard to be past due on the agreement. CardTech has deferred the required 2000 and 2001 payment to March 30, 2001.

As of September 30, 2000, UltraCard's remaining commitments under the license agreement are summarized as follows:

- An earned royalty fee of 5% of the gross proceeds generated from sales, leases or other distributions of products incorporating the CardTech technology. The minimum annual royalty fee is payable at $650,000 per calendar year through 2009.

- A capital fee equal to 12.5% of all equity capital invested in the UltraCard until such time that CardTech has received a total of $3,000,000 In such fees. The maximum remaining amount of the commitment is $1,990,187.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
------------------------------------------------

A.     Exhibits

Exhibit
Number      Description
----------  -----------
  3.1(3)    Articles of Incorporation
    3.2     Articles of Merger
  3.3(3)    Bylaws
  4.1(1)    Specimen Stock Certificate
    4.2     $1,000,000 Subordinated Debenture
    4.3     Form of Warrant
    4.4     Form of Warrant (with Cashless Exercise)
   10.1     Merger Agreement by and between Upgrade and The Pathways Group, Inc.
 10.2(1)    Upgrade Form of 2000 Stock Option Plan
 10.3(1)    Upgrade Form of 1999 Stock Option Plan, as Amended and Restated
 10.4(4)    Upgrade Form of Stock Option Agreement
   10.5     UltraCard Inc. Employee Stock Option Plan
   10.6     UltraCard, Inc. Stock Purchase, Voting and Cancellation Rights and Redemption Agreement
   10.7     Option Agreement by and between Upgrade and UltraCard for acquisition of UltraCard stock, as amended
   10.8     License Agreement between AMPEX Corporation and UltraCard Inc. for Keepered Media technology
   10.9     Agreement by and between SciVac and UltraCard for development of vacuum system
10.10(2)    Funding Agreement by and between Upgrade and UltraCard, Inc.
  10.11     Exclusive License Agreement by and between UltraCard and CardTech, Inc.
  10.12     Sub-Distribution Agreement by and between Global CyberSystems, Inc. and Financial Electronic Systems, Inc.
  10.13     Letter of Intent by and between National CacheCard Company and Upgrade to purchase Smart Card assets
  10.14     Assignment Of Intellectual Property Rights By Work Product Investment Trust and David Zucker to EforNet Corporation
  10.15     Funding Agreement by and between Upgrade and EforNet Corporation
  10.16     Loan Agreement by and between Upgrade and EforNet Corporation
  10.17     Voting Trust Agreement by and between Upgrade and Work Product Investment Trust
10.18(4)    UltraCard Los Gatos Lease
  10.19     Acquisition of Centurion Technologies which contains funding agreement by and between Centurion and Upgrade
  10.20     Joint Development and Supply Agreement for Card Substrates by and between UltraCard and Colorado Plasticard
10.21(4)    Design Agreement for UltraCard Writer/Reader Devices by and between UltraCard and PEMSTAR INC.
10.22(2)    Stock Purchase Agreement between Upgrade and Zucker
  10.23     Letter of Intent by and between Upgrade and Cards & More, Inc.
  10.24     Letter of Intent by and between Upgrade and Rockster, Inc.
 16.1(5)    Letter on Change of Certifying Accountant
   21.1     Subsidiaries
   27.1     Financial Data Schedule (Upgrade)
   27.2     Financial Data Schedule (UltraCard)

(1)  Incorporated  by  reference  from  our  Form  8-K  filed  with  the  Securities  and  Exchange Commission on April 6, 2000.
(2)  Incorporated  by  reference  from  our  Form  10-QSB  filed  with  the  Securities and Exchange Commission on May 15, 2000.
(3)  Incorporated  by  reference  from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24,
2000.
(4)  Incorporated  by  reference  from  our  Form  10-QSB  filed with the Securities and Exchange Commission on August 14, 2000.
(5)  Incorporated  by  reference  from  our  Form  8-K  filed with the Securities and Exchange Commission on September 22, 2000.

B.     Reports  on  Form  8-K

On July 6, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, a clarification in the manner that its public filings could be accessed via the Internet.

On July 21, 2000, the Company filed a Form 8-K reporting under Item 5, Other Events, that on July 11, 2000, it had entered into a letter of intent to acquire The Pathways Group, Inc.

On September 22, 2000, the Company filed a Form 8-K reporting under (1) Item 4, Changes in Accountant, that on September 18, 2000 it received a reply from Comiskey and Comiskey in connection with a prior change in accountants, and (2)
Item 5, Other Events, (A) the resignation of David Zucker effective September 1, 2000, (B) a $5,000,000 private placement closed on September 8, 2000, (C) that on September 7, 2000, it had entered into a letter of intent to acquire Cards & More, and (D) that effective September 18, 2000, its reincorporation into Washington state was effective.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPGRADE  INTERNATIONAL  CORPORATION


/s/  Daniel  S.  Bland                  /s/ Howard A. Jaffe
----------------------                  ----------------------
By  Daniel  S.  Bland,  President       Howard A. Jaffe Executive Vice President

Dated:  January  12,  2001

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Daniel S. Bland
-------------------------
Daniel S. Bland                 President, Secretary and Director                 1/12/01
                                                                                 --------
                                                                                  (Date)
/s/ Howard A. Jaffe
Howard A. Jaffe                 Executive Vice-President, Chief Operating and     1/12/01
                                Financial Officer, and Director                  --------
                                                                                  (Date)
/s/ Malcolm P. Burke
-------------------------
Malcolm P. Burke                Director                                         1/12/01
                                                                                 --------
                                                                                  (Date)
/s/ Ronald P. Erickson
-------------------------
Ronald P. Erickson              Director                                         1/12/01
                                                                                 --------
                                                                                  (Date)
/s/ Brian J. Kerr
-------------------------
Brian J. Kerr                   Director                                          1/12/01
                                                                                 --------
                                                                                  (Date)

                                            EXHIBIT  INDEX

Exhibit
Number      Description
----------  -----------
  3.1(3)    Articles of Incorporation
    3.2     Articles of Merger
  3.3(3)    Bylaws
  4.1(1)    Specimen Stock Certificate
    4.2     $1,000,000 Subordinated Debenture
    4.3     Form of Warrant
    4.4     Form of Warrant (with Cashless Exercise)
   10.1     Merger Agreement by and between Upgrade and The Pathways Group, Inc.
 10.2(1)    Upgrade Form of 2000 Stock Option Plan
 10.3(1)    Upgrade Form of 1999 Stock Option Plan, as Amended and Restated
 10.4(4)    Upgrade Form of Stock Option Agreement
   10.5     UltraCard Inc. Employee Stock Option Plan
   10.6     UltraCard, Inc. Stock Purchase, Voting and Cancellation Rights and Redemption Agreement
   10.7     Option Agreement by and between Upgrade and UltraCard for acquisition of UltraCard stock, as amended
   10.8     License Agreement between AMPEX Corporation and UltraCard Inc. for Keepered Media technology
   10.9     Agreement by and between SciVac and UltraCard for development of vacuum system
10.10(2)    Funding Agreement by and between Upgrade and UltraCard, Inc.
  10.11     Exclusive License Agreement by and between UltraCard and CardTech, Inc.
  10.12     Sub-Distribution Agreement by and between Global CyberSystems, Inc. and Financial Electronic Systems, Inc.
  10.13     Letter of Intent by and between National CacheCard Company and Upgrade to purchase Smart Card assets
  10.14     Assignment Of Intellectual Property Rights By Work Product Investment Trust and David Zucker to EforNet Corporation
  10.15     Funding Agreement by and between Upgrade and EforNet Corporation
  10.16     Loan Agreement by and between Upgrade and EforNet Corporation
  10.17     Voting Trust Agreement by and between Upgrade and Work Product Investment Trust
10.18(4)    UltraCard Los Gatos Lease
  10.19     Acquisition of Centurion Technologies which contains funding agreement by and between Centurion and Upgrade
  10.20     Joint Development and Supply Agreement for Card Substrates by and between UltraCard and Colorado Plasticard
10.21(4)    Design Agreement for UltraCard Writer/Reader Devices by and between UltraCard and PEMSTAR INC.
10.22(2)    Stock Purchase Agreement between Upgrade and Zucker
  10.23     Letter of Intent by and between Upgrade and Cards & More, Inc.
  10.24     Letter of Intent by and between Upgrade and Rockster, Inc.
 16.1(5)    Letter on Change of Certifying Accountant
   21.1     Subsidiaries
   27.1     Financial Data Schedule (Upgrade)
   27.2     Financial Data Schedule (UltraCard)

(1)  Incorporated  by  reference  from  our  Form  8-K  filed  with  the  Securities  and  Exchange Commission on April 6, 2000.
(2)  Incorporated  by  reference  from  our  Form  10-QSB  filed  with  the  Securities and Exchange Commission on May 15, 2000.
(3)  Incorporated  by  reference  from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24,
2000.
(4)  Incorporated  by  reference  from  our  Form  10-QSB  filed with the Securities and Exchange Commission on August 14, 2000.
(5)  Incorporated  by  reference  from  our  Form  8-K  filed with the Securities and Exchange Commission on September 22, 2000.