Form 10QSB
period 2000-12-31
UPGRADE INTERNATIONAL CORP /FL/
filed 2001-02-20
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                     FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  DECEMBER  31,  2000
                                    -------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

Commission  File  No.  0-27649
                       -------


                        UPGRADE INTERNATIONAL CORPORATION
          (Exact name of small business issuer as specified in its charter)

Washington                                                           58-2441311
----------                                                          -----------
(State or other jurisdiction  of                              (I.R.S.  Employer
incorporation or organization)                              Identification  No.)

            1411 FOURTH AVENUE - SUITE 629 SEATTLE, WASHINGTON, 98101
                    (Address of principal executive offices)

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

                                YES  x     NO
                                    ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of February 15, 2001, 21,155,161 shares of common stock, $.0001 par value were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [   ] No [X]

                                      INDEX


PART  I  -  Financial  Information                                          Page

Item  1.    Financial  Statements
-------     ---------------------

Consolidated balance sheets at December 31, 2000 and September 30, 2000

Consolidated statements of operations for the three months ended
 December 31, 2000  and  1999

Consolidated statement of cash flows for the three months ended December 31, 2000 and 1999

Notes  to  the  Financial  Statements


Item  2.    Management's  Discussion  and  Analysis or Plan of Operation
--------    ------------------------------------------------------------

PART  II  -  Other  Information

Item  1.  Legal  Proceedings
--------  -------------------

Item  2.  Changes  In  Securities  and  Use  of  Proceeds
--------  -----------------------------------------------

Item  5.  Other  Information
--------  ------------------

Item  6.  Exhibits  and  Reports  on  Form  8  -  K
--------  -----------------------------------------

Signatures

                        Upgrade International Corporation and Subsidiaries
                                 (A development stage enterprise)

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS


                                                                    September 30,    December 31,
                                                                   ---------------  --------------
                                                                        2000             2000
                                                                   ---------------  --------------
CURRENT ASSETS                                                                         (unaudited)
  Cash and cash equivalents                                        $      398,989   $      79,395
  Restricted deposit                                                      805,687         300,000
  Subscriptions receivable                                                 32,725         100,000
  Prepaid expenses, deposits and other                                    121,491         377,607
                                                                   ---------------  --------------
     Total current assets                                               1,358,892         857,002

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                        1,791,257       2,111,363

EQUIPMENT UNDER CONSTRUCTION                                            3,301,625       3,301,625

ADVANCES TO THE PATHWAYS GROUP, INC                                     1,900,825       3,165,780

ADVANCES TO ROCKSTER, INC.                                                      -         150,000

OTHER ASSETS
  Intangible and deferred assets, net of accumulated amortization         370,206         637,053
  Deposits                                                                328,051         343,051
                                                                   ---------------  --------------

        Total assets                                               $    9,050,856   $  10,565,874
                                                                   ===============  ==============


                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                                 $    1,993,796   $   2,778,751
  Accrued liabilities                                                     733,241         990,335
  Bridge loans                                                            799,177         227,944
  Equipment purchase contract payable                                   2,307,025       2,258,300
  Royalty fee payable to CardTech, Inc., net                              487,500         650,000
  Payable to related parties                                              175,240         344,607
  Notes payable, net of unamortized discount                                    -         358,021
                                                                   ---------------  --------------
       Total current liabilities                                        6,495,979       7,607,958

CONVERTIBLE DEBENTURES, net of unamortized discount                       809,043         978,630

COMMITMENTS AND CONTINGENCIES                                                   -               -

STOCKHOLDERS' EQUITY
  Common stock - $.001 par value, 50,000,000 shares authorized             20,341          20,794
  Common stock subscribed                                                 323,640       2,353,257
  Additional paid in capital                                           36,925,837      40,185,588
  Receivable from stockholders of subsidiary                             (266,621)       (266,621)
  Accumulated development stage deficit                               (35,257,363)    (40,313,732)
                                                                   ---------------  --------------
                                                                        1,745,834       1,979,286
                                                                   ---------------  --------------

        Total liabilities and stockholders' equity                 $    9,050,856   $  10,565,874
                                                                   ===============  ==============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                      Upgrade International Corporation and Subsidiaries
                               (A development stage enterprise)

                       CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                              Cumulative
                                                    Three months ended        results of
                                                        December 31,        operations since
                                                  -----------------------       inception
                                                     1999         2000     (February 5, 1997)
                                                  -----------  ----------  -------------------
Costs and expenses
  Research and development                        $  759,808   $2,414,425  $       10,565,097
  Purchased in-process research and development      156,200            -           5,971,603
  Sales and marketing                                742,983      713,837           4,328,800
  General and administrative                       1,719,244    1,599,790          12,747,797
                                                  -----------  ----------  -------------------
                                                   3,378,235    4,728,052          33,613,297
Other expenses (income)
  Equity in losses of UltraCard                            -            -           1,264,316
  Interest expense                                   456,751      303,112           1,267,606
  Other, net                                         (40,859)      24,705             266,853
                                                  -----------  ----------  -------------------
                                                     415,892      328,317           2,798,775
                                                  -----------  ----------  -------------------

Minority interest in losses of subsidiaries         (863,570)           -          (2,115,135)
                                                  -----------  ----------  -------------------
NET LOSS                                          $2,930,557   $5,056,369  $       34,296,937
                                                  ===========  ==========  ===================
LOSS PER COMMON
  SHARE-BASIC AND DILUTED                         $     0.16   $     0.24  $             3.03
                                                  ===========  ==========  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                  Upgrade International Corporation and Subsidiaries
                                           (A development stage enterprise)

                                          STATEMENT OF STOCKHOLDERS' EQUITY

                                   Three months ended December 31, 2000 (unaudited)


                          Voting common stock  Common stock subscribed   Additional   Receivable from  Accumulated
                          -------------------  ----------------------     paid-in     Stockholders     Development
                            Shares    Amount    Shares      Amount        Capital     of subsidiary    stage deficit
                          ----------  -------  ---------  -----------  ------------  ---------------  ---------------
Balances at October 1,
  2000                    20,340,610   20,341   102,609      323,640    36,925,837         (266,621)     (35,257,363)

Issuance of shares in
  October 2000,
  subscribed to in May
  2000                       102,609      102  (102,609)    (323,640)      323,538                -                -

Issuance of common
  shares at $10.50 per
  share in October
  2000, net of costs         142,860      143         -            -     1,349,857                -                -

Shares subscribed to at
  $6.00 per share in
  October 2000, net
  of costs                         -        -   233,333      920,000      (100,000)               -                -


Allocation of debenture
  proceeds to
  common stock               167,768      168                              444,435

Allocation of debenture
  proceeds to
  common stock
  warrants                         -        -         -            -       829,551                -                -

Allocation of debenture
  proceeds to
  beneficial
  conversion feature               -        -         -            -     1,051,096                -                -

Allocation of
  promissory note
  proceeds to
  common stock                40,000       40         -            -       136,167                -                -

Common stock
  subscribed to at $4.00
  per share in
   December  2000                  -        -   125,000      500,000             -                -                -

Common stock
  subscribed at $2.00
  per share in
   December  2000,
   net of costs                    -        -   464,128      928,257      (102,208)               -                -

Common stock
  subscribed to in
  December 2000 at
  $0.25 through
  exercise of stock
  warrants                         -        -    20,000        5,000             -                -                -

Adjustment to market
  of options granted
  for services in April
  2000                                      -         -            -      (672,685)               -                -

Net consolidated loss
  for the three months
  ended June 30, 2000              -        -         -            -             -                -       (5,056,369)

Balances at Dec. 31,
 2000                     20,793,847  $20,794   842,461   $2,353,257   $40,185,588   $    ( 266,621)  $  (40,313,732)

                             Total
                          ------------
Balances at October 1,
  2000                      1,745,834

Issuance of shares in
  October 2000,
  subscribed to in May
  2000                              -

Issuance of common
  shares at $10.50 per
  share in October
  2000, net of costs        1,350,000

Shares subscribed to at
  $6.00 per share in
  October 2000, net
  of costs                    820,000


Allocation of debenture
  proceeds to
  common stock                444,603

Allocation of debenture
  proceeds to
  common stock
  warrants                    829,551

Allocation of debenture
  proceeds to
  beneficial
  conversion feature        1,051,096

Allocation of
  promissory note
  proceeds to
  common stock                136,207

Common stock
  subscribed to at $4.00
  per share in
   December  2000             500,000

Common stock
  subscribed at $2.00
  per share in
   December  2000,
   net of costs               826,049

Common stock
  subscribed to in
  December 2000 at
  $0.25 through
  exercise of stock
  warrants                      5,000

Adjustment to market
  of options granted
  for services in April
  2000                       (672,685)

Net consolidated loss
  for the three months
  ended June 30, 2000      (5,056,369)
                          ------------
Balances at Dec. 31,
 2000                     $ 1,979,286
                          ============

The  accompanying  notes  are  an  integral  part  of  this  statement.

                                    Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                                    CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                                   Three months ended
                                                                                       December 31,             Cumulative
                                                                                --------------------------     since inception
                                                                                    1999          2000      (February 5, 1997)
                                                                                ------------  ------------  -------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net loss                                                                      $(2,930,557)  $(5,056,369)  $      (34,296,937)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                                    30,266       140,999              442,851
    Amortization of beneficial conversion feature and debenture discount            400,000       263,815            1,072,858
    Adjustment to receivable from subsidiary's shareholders                               -             -              133,379
    Write off of option cost                                                              -             -               76,250
    Equity in loss of UltraCard                                                           -             -            1,264,316
    Purchased in-process research and
      development                                                                   156,200             -            5,971,603
    Warrants and options issued for services                                              -      (672,685)           2,557,805
    Shares issued for services                                                      242,900             -              298,650
    Expenses incurred through loan assumption                                             -             -              470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property charged to expense                            -             -              125,000
    Minority interest                                                              (863,570)            -           (2,115,135)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other                                          155,308      (272,516)             586,194
      Accounts payable and accrued liabilities                                     (267,518)    1,155,823            2,953,447
                                                                                ------------  ------------  -------------------
        Net cash used in operating activities                                    (3,039,851)   (4,440,933)         (20,459,714)

Cash flows from investing activities
  Advances to The Pathways Group, Inc.                                                    -    (1,264,955)          (3,149,955)
  Advances to Rockster, Inc.                                                              -      (150,000)            (150,000)
  Payments on equipment under construction                                                -             -           (1,200,000)
  Acquisition of property and equipment, net                                       (392,571)     (403,144)          (1,068,291)
  Acquisition of cQue
      net of cash acquired                                                                -             -           (1,403,144)
  Acquisition of UltraCard, Inc., net of cash acquired                             (190,000)            -           (5,571,105)
  Acquisition of additional equity interest in EForNet
      from a minority shareholder                                                         -             -             (200,000)
  Acquisition deposit                                                                     -       (15,000)             (15,000)
  Additions to intangible assets                                                       (611)      (55,658)            (172,836)
                                                                                ------------  ------------  -------------------
        Net cash used in investing activities                                      (583,182)   (1,888,757)         (12,930,331)

Cash flows from financing activities
  Proceeds from sale of common stock and stock subscriptions                      1,700,811     3,428,774           29,952,224
  Borrowings, net of loan costs                                                   1,000,000     3,107,880            6,779,418
  Principal payments on borrowings                                                 (314,605)   (1,037,245)          (3,679,988)
  Purchase of collateral on subsidiary's letter of credit                                 -             -             (805,687)
  Proceed from release of collateral on subsidiary's letter of credit                     -       505,687              505,687
  Proceeds from exercise of stock options and warrants                                    -         5,000              717,786
        Net cash provided by                                                    ------------  ------------  -------------------
                financing activities                                              2,386,206     6,010,096           33,469,440
                                                                                ------------  ------------  -------------------
Net increase (decrease) in cash and cash equivalents                             (1,236,827)     (319,594)              79,395

Cash and cash equivalents at beginning of  period                                 4,781,330       398,989                    -
                                                                                ------------  ------------  -------------------
Cash and cash equivalents at end of period                                      $ 3,544,503   $    79,395   $           79,395
                                                                                ============  ============  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

               UPGRADE INTERNATIONAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and since inception (February 5, 1997).


NOTE  B  -  BASIS  OF  PRESENTATION

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

The balance sheet as of December 31, 2000 and September 30, 2000, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global CyberSystems SA. (GCSA) and Global CyberSystems PLC (GCPLC). The statements of operations and cash flows for the three months ended December 31, 1999, reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. The statements of operations and cash flows for the three months ended December 31, 2000 include the consolidated results of the Company and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

NOTE  C  -  LOSS  PER  COMMON  SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,966,989 and 18,388,001 for the three months ended December 31, 2000 and 1999, respectively, and 11,317,056 since inception (February 5, 1997) through December 31, 2000. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities. At December 31, 2000 and 1999, the Company had 5,371,869 and 4,426,543 in additional common stock equivalents.

NOTE  D  -  MANAGEMENT  PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until the end of the second quarter of fiscal year 2001. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.


In October 2000, the Company issued 142,860 shares at $10.50 per share pursuant to Regulation "S" for aggregate gross proceeds to the Company of $1,500,000. In November 2000, the Company issued 233,333 shares at $6.00 per share pursuant to Regulation "S" for aggregate gross proceeds to the Company of $1,399,998.

During November 2000, the Company entered into agreements for the issuance of convertible subordinated debentures aggregating $2,325,250. The convertible subordinated debentures provide for 8% interest payable on the principal amount of the debenture, have a term of 18 months and provide for an additional compensation comprised of 7% of the principal amount of each debenture in common stock based upon a $6.00 share price, and warrants with a $6.00 strike price equaling to 10% of the value of each debenture. Two debentures in the aggregate amount of $750,000 also provided for finder's fees aggregating 10% of the debenture, payable 7% in cash and 3% in shares calculated on a $4.50 share price. Pursuant to the agreements, the Company issued additional compensation and finder's fees aggregating as follows: cash of $52,500; common stock of 167,768 shares; and five year warrants to acquire 334,406 common shares at a purchase price of $6.00 per share. Additional compensation equal to 2% to 3% of the conversion shares is payable in common stock in the event that the common stock underlying the convertible debentures is not registered by January 1, 2001.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE  D  -  MANAGEMENT  PLANS  -  Continued

In December 2000, the Company borrowed $400,000 pursuant to the terms of four promissory notes. The notes have a term of 30 days, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on the maturity date, a penalty charge will be due and payable, comprised of 10% interest, 12.5% warrant coverage at market and 20% warrant coverage at $6.00 per share.

In December 2000, the Company raised an aggregate $1,326,049 in two private placements.

In January and February 2001, the Company completed subscription agreements for a further 280,000 shares at $2.50 per share yielding net proceeds to the Company of $700,000 and a further 766,613 shares at $2.00 per share yielding gross proceeds to the Company of $1,533,226.

On December 15, 2000 the Company announced a letter of intent to acquire a 57% interest In Rockster Inc. To date the Company has provided funding in the amount of US dollars to Rockster provided under the terms of the agreement.

The Company is actively pursuing new investment into the Company. These financings will take the form of equity, convertible debentures and other types of debt. The Company expects to close on at least $20 million of these activities in the second quarter of fiscal year 2001.

NOTE  E  -  COMMITMENTS

During February 28, 2000, a subsidiary of the Company entered into an agreement with SciVac, Inc. to build a sputtering machine for use in its research and development activities in the amount of $3,000,000. As of December 31, 2000, the subsidiary had paid $1,200,000 and recorded a liability for the amounts billed but unpaid as of December 31, 2000 equaling $2,307,025, inclusive of sales tax. The machine is currently being modified to meet the subsidiary's technical specifications and has not been accepted by the Company.


NOTE  F  -  CONTINGENCIES

The class action lawsuits filed during February and March 2000, in the United States District Court against the Company and its President alleging securities violations were dismissed, with prejudice by the United States District Court. The court further declined to exercise jurisdiction for causes of action brought under Washington state law and accordingly dismissed those claims without prejudice.

NOTE  G  -  SUBSEQUENT  EVENTS

On September 8, 2000 the Company signed an Agreement and Plan of Reorganization to acquire 100% of The Pathways Group, Inc. ("Pathways"). It was proposed that the shareholders of Pathways receive one Upgrade International Corporation share for each 14.3 shares of Pathways, subject to adjustment. On February 15, 2001 the Company delivered notice to Pathways terminating the merger agreement between the two companies. As of December 31, 2000, the Company had advanced $3,165,780 under the terms of the agreement. These advances are secured by a note agreement and a blanket assignment over the Pathways' assets. Because of Pathways' unstable financial position, it is possible that some or all of the aforementioned advances will not be repaid. However, the company believes that there is sufficient volume the assets of Pathways in orders for the Company to recover the amount advanced to Pathways. As a result, the Company has not recorded an allowance for any potential losses that may be incurred to recover the carrying amount of these advances as of December 31, 2000.

On January 16, 2001, the Company discontinued negotiations with Cards & More GMBH, for the acquisition of 60% of that Company announced in September 2000.

On January and February of 2001 the Company received proceeds and signed subscription agreements for the issuances of 250,000 shares at $2.50 per share yielding net proceeds to the Company of $700,000.

On January 4, 2001 a debenture holder converted $200,000 in debt due by the Company in exchange for 107,981 shares in the capital stock of the Company.

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

Net losses aggregated $5.0 million in the first quarter of fiscal 2001 compared with a $2.9 million net loss for the corresponding period of fiscal 2000. This reflects a continued and growing level of investment into the Company's technology, production processes and industrialization opportunities. This increase in the net loss compared to the prior year is largely attributable to the operations of the Company's subsidiary, UltraCard, Inc. whose research and development expenditures increased by $1.6 million over the comparable prior period. These increasing expenditures reflect the Company's focused efforts upon completing its research and development initiatives, while at the same time, establishing production processes and specifications to facilitate the Company to engage others to produce the UltraCard and its read write device. The other two significant operating subsidiaries EforNet and cQue (formerly Centurion) contributed 11.9% of the total loss reflecting expenses associated with developing software and smart card initiatives. A significant portion of the increase in research and development expenditures was due to the addition of new personnel, prototype development and contracts with external research and development contractors.

During the quarter, EforNet suspended its research and development program, however the developments achieved prior to the discontinuance of the program are being maintained and protected and will be further developed within the Company's developing infrastructure. It is expected that EforNet will reconvene its efforts during this fiscal year.

For the near future research and development expenditures are expected to be maintained and to increase to meet the Company's numerous potential market opportunities. All of the Company's research and development costs are expensed as incurred.

In an effort to accelerate the Company's market penetration with the UltraCard and related products, and in order to augment internally developed research and development initiatives, the Company will license technology from other businesses, engage others to develop components and/or acquire other businesses as an alternative to internal research and development and marketing efforts. The marketplace is beginning to recognize the UltraCard as a leader and superior product in the smart card industry and management's focused upon accelerating the Company's access to this multi-billion dollar marketplace.

General and administrative expenses have decreased from $1.7 million in the first quarter of fiscal 2000 to $1.6 million for the corresponding three-month period ended December 31, 2000. During the current quarter the Company experienced reduction in administrative costs associated with the discontinuance of EforNet operations.

Sales and marketing expenditures have remained constant at approximately $0.7 million per quarter. In both years the costs are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are currently under development.

LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and equivalents were approximately $80,000 at December 31, 2000, a decrease of $320,000 from approximately $400,000 from September 30, 2000. The Company is managing tight cash flows in providing funding for an aggressive research and development program at UltraCard while funding acquisitions in the software development area of business. Cash flows from financing activities of $6.0 million almost triple the volume experienced in the first quarter of the preceding year. $4.4 million of the proceeds were used for operations, with the balance allocated to investing activities associated with then pending acquisitions. The Company has been successful raising capital for the last three years since its inception; however, there is no assurance that its fund raising will continue to be a success.

In order for the Company to meet funding requirements from its investee companies and to meet ongoing operating requirements, it will need to obtain additional financing. The Company expects that its existing capital resources will be adequate to satisfy the requirements of the current and planned operations until the end of the second quarter of the current fiscal year. However the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing, or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

PART  II     Other  Information

Item  1.     Legal  Proceedings
-------

In  Re  Upgrade  International Corporation Securities Litigation, U.S.  District
Court, Western District of Washington at Seattle, c/a #C00-0298, the class action against Upgrade and its president, Daniel S. Bland, was dismissed by court order dated February 9, 2000. The federal claims portions of the complaint were dismissed with prejudice; the state claims were dismissed without prejudice.

Item  2.    Changes  in  Securities  and  Use  of  Proceeds
-------

     A.     Recent  Sales  of  Unregistered  Securities

During the three months ended December 31, 2000 the Company sold unregistered securities as follows:

In October 2000, Upgrade completed a private placement offering of 142,860 shares of its common stock at a price of $10.50 per share for total gross proceeds of $1,500,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933 (the "Act"), due to the foreign nationality of the investor.

In October 2000, Upgrade completed a private placement offering of 233,333 shares of its common stock to four investors at a price of $6.00 per share for total gross proceeds of approximately $1,400,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act due to the foreign nationality of the investor.

On November 15, 2000, Upgrade issued a $1,075,250 convertible debenture that bears 8% simple interest and is due eighteen months from date of issuance. The debenture is convertible into shares of Upgrade's common stock at the lesser of 75% of the mean closing bid price of the Company's stock based upon the 5 lowest closing bid prices during the 20 consecutive trading days prior to conversion or $6.00. These issuances were exempt under Rule 506 under and Section 4(2) of the Act.

On November 16, 2000, Upgrade issued a $500,000 convertible debenture that bears 8% simple interest and is due eighteen months from date of issuance. The debenture is convertible into shares of Upgrade's common stock at the lesser of 75% of the mean closing bid price of the Company's stock based upon the 5 lowest closing bid prices during the 20 consecutive trading days prior to conversion or $6.00. These issuances were exempt under Rule 506 under and Section 4(2) of the Act.

On November 24, 2000, Upgrade issued a $250,000 convertible debenture that bears 8% simple interest and is due eighteen months from date of issuance. The debenture is convertible into shares of Upgrade's common stock at the lesser of 75% of the mean closing bid price of the Company's stock based upon the 5 lowest closing bid prices during the 20 consecutive trading days prior to conversion or $6.00. These issuances were exempt under Rule 506 under and Section 4(2) of the Act.

On November 24, 2000, Upgrade issued a $500,000 convertible debenture to that bears 8% simple interest and is due eighteen months from date of issuance. The debenture is convertible into shares of Upgrade's common stock at the lesser of 75% of the mean closing bid price of the Company's stock based upon the 5 lowest closing bid prices during the 20 consecutive trading days prior to conversion or $6.00. These issuances were exempt under Rule 506 under and Section 4(2) of the Act.

In December 2000, the Company completed a private placement offering of 125,000 shares of its common stock at a price of $4.00 per share for gross proceeds of $500,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act due to the foreign nationality of the investor.

In December 2000, the Company completed a private placement of 464,128 shares of its common stock at a price of $2.00 per share for net proceeds of $826,049.

Item  5.          Other  Information
-------

          A.     Termination  of  Cards  &  More  Letter  of  Intent

On January 16, 2001, the Company and Cards & More Plastikkartenvertrieb GmbH terminated their letter of intent pursuant to which Upgrade would have acquired 60% of Cards & More in a cash transaction.

          B.     Termination  of  Pathways  Agreement and Plan of Reorganization

On February 15, 2001, the Company terminated the Agreement and Plan of Reorganization dated September 8, 2000 by and between the Company and The Pathways Group, Inc. pursuant to which the Company would have acquired 100% of Pathways in an all-share transaction.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Upgrade International Corporation


Date: February 19, 2001             /s/  Daniel Bland
                                    ----------------------------------
                                    Daniel Bland, President and Chief Executive
                                    Officer,  and  Secretary


                                    /s/  Howard A. Jaffe
                                    ----------------------------------
                                    Howard A. Jaffe, Chief Operating
                                    and  Financial Officer