Form 10QSB
period 2001-03-31
UPGRADE INTERNATIONAL CORP /FL/
filed 2001-05-21
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  MARCH  31,  2001
                                    ----------------

[   ]    TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE  ACT  OF  1934

For  the  transition  period  from                 to
                                   ----------------

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

                                YES      x     NO
                                      ------        ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of April 30, 2001, 23,122,576 shares of common stock, $.0001 par value were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ]  No [X]

                                      INDEX

PART  I  -  Financial  Information                                          Page

Item  1.     Financial  Statements
--------     ---------------------

Consolidated balance sheets at September 30, 2000 (audited) and March 31, 2001
(unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Consolidated statements of operations for the six months and three months ended
March  31,  2001  and  2000  (unaudited) . . . . . . . . . . . . . . . . . . . .

Consolidated statement of cash flows for the six months ended March 31, 2001 and
2000  (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

Notes  to  the  Financial  Statements  (unaudited)


Item  2.     Management's Discussion and Analysis or Plan of Operation . . . . .
--------     ---------------------------------------------------------

PART  II  -  Other  Information . . . . . . . . . . . . . . . . . . . . . . . .

Item  1.  Legal  Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .
-------- -------------------

Item  2.  Changes  In  Securities  and  Use  of  Proceeds . . . . . . . . . . .
--------  -----------------------------------------------

Item  5.  Other  Information . . . . . . . . . . . . . . . . . . . . . . . . . .
--------  ------------------

Item  6.  Exhibits  and  Reports  on  Form  8  -  K . . . . . . . . . . . . . .
--------  -----------------------------------------

Signatures

                      Upgrade International Corporation and Subsidiaries
                              (A development stage enterprise)

                               CONSOLIDATED  BALANCE  SHEETS

                                            ASSETS

                                                                  September 30,      March 31,
                                                                      2000             2001
                                                                 ---------------  -------------
CURRENT ASSETS                                                                      (unaudited)
   Cash and cash equivalents                                     $       398,989  $    600,661
   Restricted deposit                                                    805,687       300,000
   Subscription receivable                                                32,725             -
   Note receivable from related party                                          -       130,000
   Equipment held for sale                                                     -     3,054,125
   Prepaid expenses, deposits and other                                  121,491       356,355
                                                                 ---------------  -------------

         Total current assets                                          1,358,892     4,441,141

PROPERTY AND EQUIPMENT - AT COST,
   less accumulated depreciation and amortization                      1,791,257     2,041,116

EQUIPMENT UNDER CONSTRUCTION                                           3,301,625             -

ADVANCES TO THE PATHWAYS GROUP, INC                                    1,900,825     3,250,780

ADVANCES TO ROCKSTER, INC.                                                     -       560,000

OTHER ASSETS
   Intangible and deferred assets, net of accumulated amortization       370,206       580,769
   Deposits and other                                                    328,051       332,845
                                                                 ---------------  -------------

         Total assets                                            $     9,050,856  $ 11,206,651
                                                                 ===============  =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                              $    1,993,796   $  4,073,049
   Accrued liabilities                                                  733,241      1,463,571
   Bridge loans                                                         799,177         82,185
   Notes payable                                                              -        481,231
   Equipment purchase contract payable                                2,307,025      1,850,000
   Royalty fee payable to Card Tech, Inc., net                          487,500        812,500
   Payable to related parties                                           175,240      1,259,840
                                                                 ---------------  -------------

         Total current liabilities                                    6,495,979     10,022,376

NOTES PAYABLE, net of unamortized discount                                    -        400,000

CONVERTIBLE DEBENTURES, net of unamortized discount                     809,043      1,035,858

MINORITY INTEREST                                                             -              -

COMMITMENTS AND CONTINGENCIES                                                 -              -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.001 par value, 50,000,000 shares authorized          20,341         21,463
   Stock subscriptions                                                  323,640      3,957,239
   Additional paid in capital                                        36,925,837     44,172,085
   Receivable from stockholders of subsidiary                          (266,621)      (266,621)
   Accumulated development stage deficit                            (35,257,363)   (48,135,749)
                                                                 ---------------  -------------
                                                                      1,745,834       (251,583)
                                                                 ---------------  -------------

Total liabilities and stockholders' equity (deficit)             $    9,050,856   $ 11,206,651
                                                                 ===============  =============

The  accompanying  notes  are  an  integral  part  of  these  statements.

                            Upgrade International Corporation and Subsidiaries
                                     (A development stage enterprise)

                                  CONSOLIDATED  STATEMENTS  OF  OPERATIONS
                                                 (unaudited)

                                                                                                              Cumulative
                                                                                Three months ended            results of
                                                 Six months ended March 31,          March 31,             operations since
                                                --------------------------  --------------------------        inception
                                                    2000          2001          2000          2001       (February 5, 1997)
                                                ------------  ------------  ------------  ------------  -------------------
Costs and expenses                               (unaudited)   (unaudited)   (unaudited)   (unaudited)       (unaudited)
   Research and development                     $ 1,869,127   $  3,539,415  $ 1,109,319   $  1,124,990  $       11,690,087
   Purchased in-process research and development    425,800              -      269,600              -           5,971,603
   Sales and marketing                              928,535      1,135,651      185,552        421,814           4,750,614
   General and administrative                     4,389,930      7,089,692    2,670,686      5,489,902          18,237,699
                                                ------------  ------------  ------------  ------------  -------------------
                                                  7,613,392     11,764,758    4,235,157      7,036,706          40,650,003
Other expenses (income)
   Equity in losses of UltraCard                          -              -            -                          1,264,316
   Interest expense                                 520,644      1,026,842       63,893        723,230           1,990,836
   Other, net                                       (86,491)        86,786      (45,632)        62,081             328,934
                                                ------------  ------------  ------------  ------------  -------------------
                                                    434,153      1,113,628       18,261        785,311           3,584,086

Minority interest in losses
  of subsidiaries                                (1,687,333)             -     (823,763)             -          (2,115,135)
                                                ------------  ------------  ------------  ------------  -------------------

NET LOSS                                        $ 6,360,212   $ 12,878,386  $ 3,429,655   $  7,822,017  $       42,118,954
                                                ============  ============  ============  ============  ===================

LOSS PER COMMON
   SHARE-BASIC AND DILUTED                      $      0.38   $       0.62  $      0.18   $       0.37  $             3.54
                                                ============  ============  ============  ============  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                   Upgrade  International  Corporation  and  Subsidiaries
                                                (A development stage enterprise)


                                                STATEMENT OF STOCKHOLDERS' EQUITY

                                           Six months ended March 31, 2001 (unaudited)


                          Voting common stock  Common stock subscribed Additional  Receivable from     Accumulated
                          -------------------  ---------------------     paid-in      Stockholder      Development
                            Shares    Amount    Shares      Amount       Capital      of subsidiary    stage deficit     Total
                          ----------  -------  ---------  ----------  ------------  ---------------  ---------------  ------------
Balances at October 1,
  2000                    20,340,610  $20,341   102,609   $ 323,640   $36,925,837   $     (266,621)  $  (35,257,363)  $  1,745,834


Issuance of shares in
  October 2000
  subscribed to shares
  in May 2000                102,609      102  (102,609)   (323,640)      323,538                -                -              -

Issuance of common
  shares at $10.50 per
  share in October 2000,
  net of costs               142,860      143         -           -     1,349,857                -                -      1,350,000

Shares subscribed to at
  $6.00 per share in
  October 2000, net
  of costs                         -        -   233,333     920,000      (100,000)               -                -        820,000

Allocation of
  debenture
  proceeds to
  common stock               167,768      168                             444,435                                          444,603

Allocation of debenture
  proceeds to
  common stock
  warrants                         -        -         -           -       829,551                -                -        829,551

Allocation of debenture
  proceeds to
  beneficial
  conversion feature               -        -         -           -     1,051,096                -                -      1,051,096

Allocation of
  promissory note
  proceeds to
  common stock                40,000       40         -           -       136,167                -                -        136,207

Common stock
  subscribed to at $4.00
  per share in December
  2000                             -        -   125,000     500,000             -                -                -        500,000

Common shares
  subscribed at $2.00
  per share in December
  2000, net of
  issuance costs                   -        -   464,128     928,257      (102,208)               -                -        826,049

Common shares
  subscribed in
  December 2000 at
  $0.25 through the
  exercise of stock
  warrants                         -        -    20,000       5,000             -                -                -          5,000


Issuance of common
  shares at $2.02 per
  share pursuant to
  conversion of
  debenture                  107,981      108         -           -       218,014                -                -        218,122

Common shares
  subscribed pursuant
  to warrant exercise at
  $0.25 per share                  -        -   200,000      50,000             -                -                -         50,000

Common shares
  subscribed at $2.50
  per share in January
  2001, net of costs                -       -   200,000     500,000       (50,000)               -                -        450,000

Modification of warrants
  granted to officer                -       -         -           -      2,414,000               -                -      2,414,000

Issuance of common
  shares at $1.43 per
  share pursuant to
  conversion of
  debentures                  307,509     307         -           -        438,049               -                -        438,356

Common shares
  subscribed to at $2.50
  per share in February
  2001, net of costs                -       -    80,000      200,000       (20,000)              -                -        180,000

Common shares
  subscribed at $3.75
  per share as additional
  finance fees                      -       -    16,267       61,001             -               -                -         61,001

Common shares
  subscribed at $3.31 as
  additional finance fees           -       -    18,429       61,001             -               -                -         61,001

Common stock issued in
  March for shares
  previously subscribed       253,334     254  (253,334)    (925,000)       924,746              -                -              -

Warrants issued with a
Strike price of $3.31 to
  $6.00 per share as
  additional finance fees           -       -          -           -         35,082              -                -         35,082

Common   shares
  subscribed at $2.00
  per share net of
  replacement costs                 -       -     828,496  1,656,980         (5,000)             -                -      1,651,980

Placement fees accrued
  on prior financings               -       -          -           -       (921,133)             -                -       (921,133)

Allocation of debenture
  proceeds to beneficial
  conversion feature                -       -          -           -        790,369              -                -        790,369

Adjustment to
  remeasurement of
  attorney stock options
                                    -       -          -           -       (510,315)             -                -       (510,315)

Net consolidated loss for
  the six months ended
  March 31, 2001                    -        -         -           -              -              -      (12,878,386)   (12,878,386)
                           ----------  -------  ---------  ----------  ------------  ---------------  ---------------  ------------

Balances March 31, 2001    21,462,671  $21,463  1,932,319  $3,957,239    44,172,085  $    (266,621)    $(48,135,749)   $  (251,583)
                           ==========  =======  =========  ==========  ============  ===============  ===============  ============

The  accompanying  notes  are  an  integral  part  of  this  statement.

                                    Upgrade International Corporation and Subsidiaries
                                           (A development stage enterprise)

                                 CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS  (unaudited)


                                                                                Six months ended
                                                                                    March 31,               Cumulative
                                                                           --------------------------    since inception
                                                                               2000          2001       (February 5, 1997)
                                                                           ------------  ------------   -------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net loss                                                                 $(6,360,212)  $(12,878,386)  $      (42,118,954)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                              102,993        297,683              599,535
    Amortization of beneficial conversion feature and debenture discount       477,745        963,023            1,772,066
    Loss on sale of property and equipment                                           -          3,883                3,883
    Adjustment to receivable from subsidiary's shareholders                                                        133,379
    Write off of option cost                                                                                        76,250
    Common stock subscribed for financing fees                                       -        122,002              122,002
    Equity in loss of UltraCard                                                                                  1,264,316
    Purchased in-process research and
      development                                                              425,800              -            5,971,603
    Warrants and options issued for services                                   339,500      1,903,685            5,134,175
    Warrants issued for financing fees                                               -         35,082               35,082
    Shares issued for services                                                 242,900              -              298,650
    Expenses incurred through loan assumption                                        -              -              470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property charged to expense                       -              -              125,000
    Minority interest                                                       (1,687,333)             -           (2,115,135)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other                                    (148,167)      (251,264)             607,446
      Accounts payable and accrued liabilities                                (200,072)     3,127,025            4,924,649
                                                                           ------------  ------------   -------------------

              Net cash used in operating activities                         (6,806,846)    (6,677,267)         (22,696,048)

Cash flows from investing activities
    Advances to The Pathways Group, Inc.                                             -     (1,349,955)          (3,234,955)
    Advances to Rockster, Inc.                                                       -       (560,000)            (560,000)
    Payments on equipment under construction                                (1,200,000)             -           (1,200,000)
    Acquisition of property and equipment, net                                (446,641)      (429,364)          (1,550,248)
    Acquisition of Centurion Technologies, Inc.,
      net of cash acquired                                                           -              -           (1,000,000)
    Acquisition of UltraCard, Inc., net of cash acquired                      (260,300)             -           (5,571,105)
    Acquisition of additional equity interest in EforNet
      from a minority shareholder                                             (200,000)             -             (200,000)
    Additions to note receivable from related party                                  -       (130,000)            (130,000)
    Proceeds from sale of property and equipment                                                                    52,593
    Acquisition deposit                                                              -        (15,000)             (15,000)
    Additions to intangible assets                                              (1,084)       (65,490)            (182,668)
                                                                           ------------  ------------   -------------------
              Net cash used in investing activities                         (2,108,025)    (2,549,809)         (13,591,383)

Cash flows from financing activities
    Proceeds from sale of common stock and stock subscriptions               6,258,844      5,575,614           32,099,064
    Borrowings, net of loan costs                                              930,000      4,604,039            8,275,577
    Principal payments on borrowings                                          (367,628)    (1,311,592)          (3,954,335)
    Release of restricted cash                                                       -        505,687              505,687
    Purchase of collateral on subsidary's letter of credit                           -              -             (805,687)
    Proceeds from exercise of stock options and warrants                             -         55,000              767,786
                                                                           ------------  -------------  -------------------

              Net cash provided by financing activities                      6,821,216      9,428,748           36,888,092
                                                                           ------------  -------------  -------------------

Net increase (decrease) in cash and cash equivalents                        (2,093,655)       201,672              600,661

Cash and cash equivalents at the beginning of the period                     4,781,330        398,989                    -
                                                                           ------------  -------------  -------------------

Cash and cash equivalents at the end of the period                         $ 2,687,675   $    600,661   $          600,661
                                                                           ============  =============  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                           UPGRADE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAPP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 1999 filed on January 16,2001 and the form 10-QSB that included consolidated financial results for the three months ended December 31,2000 and 1999, filed on February 20, 2001.


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

The balance sheet as of March 31, 2001 and September 30, 2000, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global CyberSystems SA. (GCSA) and Global CyberSystems PLC (GCPLC). The statements of operations and cash flows for the six months ended March 31, 2001, reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. The statements of operations and cash flows for the six months ended March 31, 2001 include the consolidated results of the Company and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

NOTE  C  -  LOSS  PER  COMMON  SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,938,724 and 21,191,279 for the six and three months ended March 31, 2001, respectively, 16,905,166 and 19,147,677 for the six and three months ended March 31, 2000, respectively and 11,891,020 since inception (February 5, 1997) through March 31, 2001. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities. As of March 31, 2001, total warrants and options of 5,745,830 were not included in loss per share computations due to their antidilutive effect.

NOTE  D  -  MANAGEMENT  PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. The process of commercialization of the Company's core technology is being facilitated in part through the acquisition of strategically aligned Companies in the information technology industry. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until at least the end of second quarter of fiscal year 2002.

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

During the three months ended March 31, 2001, the Company completed the following debt and equity transactions:

          A debtholder converted $218,122 and $438,356, respectively, in then outstanding convertible debentures (including $18,122 and 38,356, respectively, in accrued interest) into 107,981 and 307,509 shares of the Company's common stock at $2.02 and $1.43 per share pursuant to the original debenture terms.

          The Company issued 200,000 shares of its common stock at $0.25 per share pursuant to a warrant exercise for gross proceeds of $50,000.

          The Company completed a private placement offering of 280,000 shares of its common stock at $2.50 per share for gross proceeds of $700,000.

          The Company completed a private placement offering of 828,496 shares of its common stock at $2.00 per share for gross proceeds of $1,656,980.

The Company is actively pursuing various financing opportunities. Such financing could take the form of equity, debt, or other hybrid types of securities.

NOTE  E  -  DEBT

In March 2001, the Company issued $790,369 in subordinated debentures that are convertible immediately into common stock. The debentures bear simple interest at 8% per annum, are due May 31, 2001 and are collateralized by UltraCard's interest in the equipment held for sale.

In March 2001, the Company issued 16,267 and 18,429 shares of its common stock at $3.75 and $3.31 per share as additional financing fees under the terms of a modified promissory note. In addition, under the terms of the aforementioned note, the Company granted warrants entitling the holder to purchase 20,277, 40,664 and 23,034 shares of its common stock at $3.75, $6.00 and $3.31 per share, respectively. The warrants are exercisable immediately and expire 90 days from the date of grant.

In March 2001, the Company obtained a 12.5% simple interest mortgage loan totaling $400,000. The loan calls for interest only monthly payments with the first payment due May 1, 2001 and principal plus unpaid interest due February 2002. The loan is collateralized by the condominiums owned by UltraCard.


NOTE  F  -  ACQUISITIONS

On September 8, 2000 the Company signed an Agreement and Plan of Reorganization ("Agreement") to acquire 100% of The Pathways Group, Inc. (Pathways) On February 15, 2001 the Company delivered notice to Pathways terminating the merger agreement between the two Companies. The advances to Pathways by the Company are secured by a blanket assignment over the Pathways assets. Management believes the advances are fully recoverable.

On December 11, 2000 the Company entered into a letter of intent to acquire majority interest totaling 57 percent in Rockster, Inc. (Rockster), an entertainment distribution technology developer. The Company and Rockster are currently in the process of developing a definitive agreement.

On January 16, 2001, the Company discontinued negotiations with Cards & More GMBH, for the acquisition of 60% of that Company announced in September 2000.

NOTE  G  -  COMMITMENTS


The Company has a contract with SciVac, Inc. (SciVac) to purchase and install a sputtering machine for $3,000,000. As of March 31, 2001, the Company has advanced $1,200,000 to SciVac under this contract and recorded a liability of $1,800,000. The Company decided that it no longer requires the machine for its operations. As a result, the Company has entered into an oral agreement with SciVac, whereas, SciVac will market and sell the sputtering machine on behalf of the Company. This asset is classified in the accompanying condensed consolidated balance sheet as equipment held for sale in the amount of $3,054,125. The Company believes it will realize the carrying amount of the asset in a sale during 2001.

On March 13, 2001, the Company entered into an operating lease agreement to lease a 28,500 square foot facility in Los Angeles, California. The agreement calls for monthly payment of $43,200 commencing August 1, 2001. The lease terminates August 1, 2011.

On October 10, 1997, UltraCard licensed the rights to two technology patents from CardTech, Inc. (CardTech). UltraCard's President is also the controlling stockholder of CardTech. UltraCard is required to pay CardTech a minimum annual royalty fee of $650,000. Royalty fees are due on January 1 of each calendar year. As of March 31, 2001, $1,300,000 for both the calendar year 2000 and 2001 royalty fees remained unpaid, causing UltraCard to be past due on the agreement. CardTech has deferred the required 2000 and 2001 payments to June 30, 2001. In consideration for the deferral, UltraCard has granted a patent mortgage to CardTech on all its intellectual property.

NOTE  H  -  CONTINGENCIES

The class action lawsuits filed during February and March 2000, in the United States District Court, against the Company and its President alleging securities violations were dismissed, with prejudice by the United States District Court. Plaintiffs appealed the Court's order, and the defendants filed a cross appeal seeking sanctions. The parties have since entered into a stipulated agreement to dismiss their appeals.

NOTE  I  -  SUBSEQUENT  EVENTS

During April, 2001, the Company issued common stock at $2 per share for a total of $1,030,000. The offer and sales of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933
(Act),  due  to  the  foreign  nationality  of  the  investors.

During May, 2001 to the date of this report, the Company issued common stock at $2 per share for a total of $196,000. The offer and sales of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investors.

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

Net losses aggregated $12.9 million in the first six months of the current fiscal year ending September 30, 2001 compared with a $6.3 million net loss for the corresponding period of the prior fiscal year. This increase in net loss reflects a continued and growing level of investment into the Company's technology, production processes and the development of commercialization of the Companies core technology through the acquisition of application companies. During the quarter, the Company's subsidiary, UltraCard Inc. has completed their move into new facilities in Los Gatos completing the consolidation of the operations into one location. Significant administrative costs have been incurred in reorganizing the Company's acquisitions of application companies and in their capital raising initiatives. UltraCard Inc., has again increased its research and development expenditures by $2.1 million over the corresponding prior period in a concentrated effort to complete a commercialized version of its high memory capacity UltraCard and read write device. These increasing expenditures reflect the Company's focused efforts upon completing its research and development initiatives, while at the same time, establishing production processes and specifications to facilitate the Company to engage others to produce the UltraCard and its read write device. The other significant operating subsidiary cQue (formerly Centurion) contributed only 3% of the total loss reflecting the focus of the consolidated groups efforts to complete the UltraCard technology. During the six month period, EforNet discontinued their research and development program in light of acquisitions being developed during the period, however the developments that they had achieved are being maintained and protected and will be further developed within the Company's developing infrastructure. A significant portion of the increase in research and development expenditures was due to the addition of new personnel, prototype development and contracts with external research and development contractors. For the near future, research and development expenditures are expected to be increased to meet the Company's numerous potential market opportunities. All of the Company's research and development costs are expensed as incurred.

The net loss for the three month period ended March 31, 2001 of $7.8 million represents a $4.4 million increase over the corresponding period in the prior year. A significant portion of this increased loss ($2.98 million) is comprised of non-cash financing costs associated with warrants issued for services, the extension of warrants previously issued, debenture discounts and common shares issued for financing fees. The additional increase is comprised of a step up in sales and marketing expenditures of $240,000 reflecting the Company's increasing efforts to raise market awareness of its products and potential. The balance of the increase is allocated to general and administrative expenditures incurred by the growing group of companies.

Interest expense has also increased significantly as the result of the valuation of shares and warrants issued in relation to unpaid notes and debentures issued during the period.

In an effort to accelerate the Company's market penetration with the UltraCard and related products, and in order to augment internally developed research and development initiatives, the Company will license technology from other businesses, engage others to develop components and/or acquire other businesses as an alternative to internal research and development and marketing efforts. The marketplace is beginning to recognize the UltraCard as a leader and superior product in the smart card industry and management are focused upon accelerating the Companies access to this multi-billion dollar marketplace.


Sales and marketing expenditures have decreased by approximately $0.3 million from the prior quarter as the prior quarter costs included a technology symposium in San Francisco, in which the Companies in the consolidated Group showcased their products to investors, industry and the media. Sales and marketing expenditures are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are currently under development.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and equivalents were approximately $400,000 at March 31, 2001, an increase of approximately $500,000 from December 31, 2000. The Company is managing tight cash flows in providing funding for an aggressive research and development program at UltraCard while developing acquisitions in the software development area of business. Cash flows from financing activities of $9.4 million in the current six month period represents a 38% increase in the capital raised in the corresponding period of the preceding year. The proceeds were used for operations of $6.7 million, with the balance of $2.5 million allocated to investing activities for acquisitions in process of Pathways and Rockster and the development of the UltraCard facilities. The Company is successfully raising capital on an ongoing basis as it has done for the last three years since inception.

In  order  for  the  Company  to meet the funding requirements from its investee
Companies and to meet ongoing operating requirements, the Company will have to raise additional financing. The Company expects that its existing and planned capital resources will be adequate to satisfy the requirements of the current and planned operations until the end of the current fiscal year. However the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing, or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

PART  II     Other  Information

Item  1.     Legal  Proceedings
-------

In  Re  Upgrade  International  Corporation Securities Litigation, U.S. District
Court, Western District of Washington at Seattle, c/a #C00-0298, the class action against Upgrade and its president, Daniel S. Bland, was dismissed by court dated February 9, 2001. Plaintiffs appealed the court's order, and the defendants filed a cross appeal seeking sanctions. The parties have since entered into a stipulated agreement to dismiss their appeals.

Lewis  v.  The  Pathways Group, Inc. and Upgrade International Corporation, U.S.
--------------------------------------------------------------------------
District Court, Western District of Washington at Seattle, c/a #C01-0600R. The complaint alleges copyright infringement, misappropriation of trade secrets, and tortuous interference with business expectancies against Upgrade by virtue of the proposed merger between Upgrade and The Pathways Group, which merger proposal was terminated by Upgrade on February 15, 2001. The complaint seeks injunctive relief and unspecified damages.

The Company filed an answer on May 17, 2001. Management believes the case is without merit and intends to defend it vigorously.


Item  2.          Changes  in  Securities  and  Use  of  Proceeds
--------

During the three months ended March 31, 2001, the Company sold unregistered securities as follows:

     In January 2001, Upgrade issued 107,981 shares of its common stock at a price of $2.02 per share pursuant to the conversion of debentures. As reported in the Company's Form 10-QSB for the period ended December 31, 2000, the issuance was exempt under Rule 506 under and Section 4(2) of the Securities Act of 1933 (the "Act").

     In January 2001, Upgrade issued 200,000 shares of its common stock at a price of $0.25 per share pursuant to the exercise of warrants. The issuance was exempt from registration pursuant to Regulation S of the Securities Act of 1933, due to the foreign nationality of the investor.

     In January 2001, Upgrade completed a private placement offering of 200,000 shares of its common stock at a price of $2.50 per share for total proceeds of $500,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In January 2001, Upgrade completed a private placement offering of 265,000 shares of its common stock at a price of $2.00 per share for total proceeds of $530,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, due to the foreign nationality of the investor.

     In February 2001, Upgrade issued 307,509 shares of its common stock at a price of $1.43 per share pursuant to the conversion of debentures. As reported in the Company's Form 10-QSB for the period ended December 31, 2000, the issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In February 2001, Upgrade completed a private placement offering of 358,496 shares of its common stock at a price of $2.00 per share for total proceeds of $716,980. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933, due to the foreign nationality of the investor.

     In February 2001, Upgrade completed a private placement offering of 80,000 shares of its common stock at a price of $2.50 per share for total proceeds of $200,000. The offer and sale was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade completed a private placement offering of 205,000 shares of its common stock at a price of $2.00 per share for total proceeds of $410,000. The offer and sale was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade issued 16,267 shares of its common stock at a price of $3.75 per share in lieu of financing fees under the terms of a promissory note. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade issued 18,429 shares of its common stock at a price of $3.31 per share in lieu of financing fees under the terms of a promissory note. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade issued warrants to purchase 20,277 shares of its common stock at an exercise price of $3.75 per share in lieu of financing fees under the terms of a promissory note. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade issued warrants to purchase 40,664 shares of its common stock at an exercise price of $6.00 per share in lieu of financing fees under the terms of a promissory note. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In March 2001, Upgrade issued warrants to purchase 23,034 shares of its common stock at an exercise price of $3.31 per share as additional compensation under the terms of a promissory note. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders
-------

On March 27, 2001, the Company held its Annual Meeting of Shareholders. The shareholders voted on and approved the following matters, with the voting results indicated:

     Election  of  Directors:

          Daniel  S.  Bland,  Class  3  (term  expiring  2004)

          For:     11,273,980           Withheld  Vote:     123,068

          Malcolm  P.  Burke,  Class  3  (term  expiring  2004)

     For:     11,277,580           Withheld  Vote:     119,468

     Ronald  P.  Erickson,  Class  2  (term  expiring  2003)
     For:     11,132,474           Withheld  Vote:     264,574

     Howard  A.  Jaffe,  Class  2  (term  expiring  2003)
     For:     11,271,930           Withheld  Vote:     125,118

     For  approval  of  the  Company's  2000  Omnibus  Stock  Option  Plan

     For          Against     Abstain     Broker  Non-Votes
     ---          -------     -------     -----------------
     7,127,515     63,314      60,055      4,146,164

     The appointment of Grant Thornton, L.L.P. as the Company's independent auditors for the fiscal year 2001.

     For          Against     Abstain     Broker  Non-Votes
     ---          -------     -------     -----------------
     11,353,455    13,801      29,792       9,758,113

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Item  6.          Exhibits
--------

     Exhibit  No.          Description
     ------------          -----------
     10.1                  Form  of  Debenture
     10.2                  Form  of  Promissory  Note



                                Upgrade  International  Corporation


Date:  May  15,  2001           ------------------------------------------------
                                Daniel  Bland,  President  and  Chief  Executive
                                Officer,  and  Secretary


Date:  May  15,  2001           ------------------------------------------------
                                Howard  A.  Jaffe,  Chief  Operating  and
                                Financial Officer