Form 10QSB
period 2001-06-30
UPGRADE INTERNATIONAL CORP /FL/
filed 2001-08-20
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark  One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  quarterly  period  ended  JUNE  30,  2001
                                    ---------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For  the  transition  period  from  to

Commission  File  No.  0-27649
                       -------


                        UPGRADE INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

                      Washington                   58-2441311
           -------------------------------     --------------------
           (State or other jurisdiction of      (I.R.S.  Employer
           incorporation or  organization)     Identification No.)

            1411 FOURTH AVENUE - SUITE 629 SEATTLE, WASHINGTON  98101
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of July 31, 2001, 24,024,615 shares of common stock, $.0001 par value were outstanding.

Transitional  Small  Business  Disclosure  Format  (Check one): Yes [ ]  No [X]

                                      INDEX

PART  I  -  Financial  Information                                         Page

Item  1.    Financial  Statements
--------    ---------------------

Consolidated balance sheets at September 30, 2000 (audited) and June 30, 2001 (unaudited)

Consolidated statements of operations for the nine months and three months ended June 30, 2001 and 2000 and cumulative since inception (February 5, 1997) through June 30, 2001 (unaudited)

Consolidated statement of cash flows for the nine months ended June 30, 2001 and 2000 and cumulative since inception (February 5, 1997) through June 30, 2001 (unaudited)

Notes  to  the  Financial  Statements  (unaudited)


Item  2.     Management's Discussion and Analysis or Plan of Operation
--------     ---------------------------------------------------------

PART  II  -  Other  Information

Item  1.  Legal  Proceedings
--------  -------------------

Item  2.  Changes  In  Securities  and  Use  of  Proceeds
--------  -----------------------------------------------

Item  5.  Other  Information
--------  ------------------

Item  6.  Exhibits  and  Reports  on  Form  8  -  K
--------  -----------------------------------------

Signatures

                        Upgrade International Corporation and Subsidiaries
                                 (A development stage enterprise)

                                    CONSOLIDATED BALANCE SHEETS

                                              ASSETS

                                                                     September 30,     June 30,
                                                                         2000            2001
                                                                    ---------------  -------------
CURRENT ASSETS                                                                         (unaudited)
  Cash and cash equivalents                                         $      398,989   $    107,919
  Restricted deposit                                                       805,687        300,000
  Subscription receivable                                                   32,725              -
  Due from related party                                                         -        130,000
  Equipment held for resale                                                      -      3,054,125
  Prepaid expenses, deposits and other                                     121,491        358,245
                                                                    ---------------  -------------

      Total current assets                                               1,358,892      3,950,289

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                         1,791,257      2,093,076

EQUIPMENT UNDER CONSTRUCTION                                             3,301,625              -

ADVANCES TO THE PATHWAYS GROUP, INC                                      1,900,825              -
  less allowance for uncollectible advances of $0. and
  $3,399,780, respectively

ADVANCES TO ROCKSTER, INC.                                                       -        950,000

OTHER ASSETS
  Intangible and deferred assets, net of accumulated amortization          370,206        622,606
  Deposits & notes                                                         328,051        332,845
                                                                    ---------------  -------------
      Total assets                                                  $    9,050,856   $  7,948,816
                                                                    ===============  =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable                                                  $    1,993,796   $  4,496,134
  Accrued liabilities                                                      733,241      2,151,140
  Bridge loans                                                             799,177        434,259
  Notes payable                                                                  -        431,453
  Equipment purchase contract payable                                    2,307,025      1,850,000
  Royalty fee payable to Card Tech, Inc., net                              487,500        975,000
  Payable to related parties                                               175,240      1,170,560
                                                                    ---------------  -------------

      Total current liabilities                                          6,495,979     11,508,546

NOTES PAYABLE, net of unamortized discount                                       -        890,322

CONVERTIBLE DEBENTURES, net of unamortized discount                        809,043      1,662,973

MINORITY INTEREST                                                                -              -

COMMITMENTS AND CONTINGENCIES                                                    -              -

STOCKHOLDERS' EQUITY (DEFICIT)
  Common stock - $.001 par value, 50,000,000 shares authorized              20,341         23,725
  Stock subscriptions                                                      323,640        711,012
  Additional paid in capital                                            36,925,837     50,829,216
  Receivable from stockholders of subsidiary                              (266,621)      (266,621)
  Accumulated development stage deficit                                (35,257,363)   (57,410,357)
                                                                    ---------------  -------------
                                                                         1,745,834     (6,113,025)
                                                                    ---------------  -------------
Total liabilities and stockholders' equity (deficit)                $    9,050,856   $  7,948,816
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

                                    Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (unaudited)


                                                                                                         Cumulative
                                                         Nine months             Three months            results of
                                                        ended June 30,           ended June 30,        operations since
                                                  -------------------------  -----------------------      inception
                                                      2000         2001         2000         2001     (February 5, 1997)
                                                  ------------  -----------  -----------  ----------  -------------------
Costs and expenses
  Research and development                        $ 2,523,486   $ 5,030,133  $  654,359   $1,490,718  $       13,180,805
  Purchased in-process research and development       425,800             -           -            -           5,971,603
  Sales and marketing                               1,115,910     1,276,559     187,375      140,908           4,891,522
  General and administrative                        8,666,055     8,519,784   4,276,125    1,430,092          19,667,791
                                                  ------------  -----------  -----------  ----------  -------------------
                                                   12,731,251    14,826,476   5,117,859    3,061,718          43,711,721
Other expenses (income)
  Equity in losses of UltraCard                             -             -           -            -           1,264,316
  Interest expense                                    588,858     3,733,448      68,214    2,706,606           4,697,442
  Provision for uncollectible advances                      -     3,399,780                3,339,780           3,399,780
  Other, net                                          209,299       193,290     295,790      106,504             435,438
                                                  ------------  -----------  -----------  ----------  -------------------
                                                      798,157     7,326,518     364,004    6,212,890           9,796,976

Minority interest in losses of subsidiaries        (1,758,371)            -     (71,038)           -          (2,115,135)
                                                  ------------  -----------  -----------  ----------  -------------------

NET LOSS                                          $11,771,037   $22,152,994  $5,410,825   $9,274,608  $       51,393,562
                                                  ============  ===========  ===========  ==========  ===================

LOSS PER COMMON
  SHARE-BASIC AND DILUTED                         $      0.64   $      1.01  $     0.28   $     0.39  $             4.12
                                                  ============  ===========  ===========  ==========  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                                 STATEMENT OF STOCKHOLDERS' EQUITY

                                            Nine months ended June 30, 2001 (unaudited)


                                                                                         Receivable
                                                                                           from        Accumulated
                          Voting common stock  Common stock subscribed     Additional   Stockholders   Development
                          -------------------  -------------------------    paid-in          of          stage
                            Shares    Amount     Shares        Amount       Capital      subsidiary      deficit         Total
                          ----------  -------  -----------  ------------  ------------  ------------  -------------  -------------
Balances at
  October 1, 2000         20,340,610  $20,341     102,609   $   323,640   $36,925,837   $  (266,621)  $(35,257,363)  $  1,745,834

Issuance of shares in
  October 2000
  subscribed to shares
  in May 2000                102,609      102    (102,609)     (323,640)      323,538             -              -              -

Issuance of common
  shares at $10.50 per
  share in October 2000,
  net of costs               142,860      143           -             -     1,349,857             -              -      1,350,000

Shares subscribed to
  at $6.00 per share in
  October 2000, net
  of costs                         -        -     258,333     1,070,000      (100,000)            -              -        970,000

Allocation of debenture
  proceeds to
  common stock               167,768      168                                 444,435                                     444,603

Allocation of
  debenture proceeds
  to common
  stock warrants                   -        -           -             -       829,551             -              -        829,551

Allocation of debenture
  proceeds to
  beneficial
  conversion feature               -        -           -             -     1,051,096             -              -      1,051,096

Allocation of
  promissory note
  proceeds to
  common stock                40,000       40           -             -       136,167             -              -        136,207

Common stock
  subscribed to at $4.00
  per share in
  December 2000                    -        -     125,000       500,000             -             -              -        500,000

Common shares
  subscribed at $2.00
per share in
  December 2000, net
  of issuance costs                -        -     389,129       778,257      (102,208)            -              -        676,049

Common shares
  subscribed in
  December 2000
  at $0.25 through
  the exercise of
  stock warrants                   -        -      20,000         5,000             -             -              -          5,000


                                                      "Continued"
Issuance of common
  shares at $2.02 per
  share pursuant to
  conversion of
  debentuer                  107,981      108                                 218,014             -              -        218,122

Issuance of common
  shares pursuant to
  warrant exercise
  at $0.25 per share                              200,000        50,000                           -              -         50,000

Shares subscribed to
  at $2.50 per share
  in January 2001,
  net of costs                     -        -     200,000       500,000       (50,000)            -              -        450,000

Modification of
  warrants                         -        -           -             -     2,414,000             -              -      2,414,000

Issuance of common
  shares at $1.43
  per share pursuant
  to conversion
  of debentures              307,509      307           -             -       438,049             -              -        438,356

Shares subscribed to
  at $2.50 per share
  in February 2001
  net of costs                                     80,000       200,000       (20,000)                                    180,000

Common shares
  subscribed at $3.75
  per share as
  additional
  consideration
  on debt                          -        -      16,267        61,001                           -              -         61,001

Common shares
  subscribed at $3.31
  as additional
  consideration on debt                            18,429        61,001                           -              -         61,001

Common stock issued
in March 2001 for
  shares previously
  subscribed                 253,334      254    (253,334)     (925,000)      924,746             -              -              -

Warrants issued with a
strike price of $6.00
  per share as
  additional
  compensation
  on debt                          -        -                                   7,708             -              -          7,708

Warrants issued with
a Strike price of $3.75
  per share as
  additional
  compensation
  on debt                          -        -                                  14,659             -              -         14,659

Warrants issued with
a Strike price of $3.31
  per share as
  additional
  compensation
  on debt                                   -           -             -        12,715             -              -         12,715

Issuance of common
  shares at $2.00 per
  share net of
  financing costs                                 828,496     1,656,992        (5,000)            -              -      1,651,952

Placement fees accrued
  on prior financings                                                        (831,133)                                   (831,133)

Allocation of debenture
Proceeds to beneficial
Conversion feature                 -        -           -             -       790,369             -              -        790,369

Adjustment to
  remeasurement of
  attorney stock
  options
                                                                             (510,315)                                   (510,315)

The accompanying notes are an integral part of this statement.


                                                      "Continued"
Issuance of common
Stock in April for
shares previously
subscribed                 1,606,721    1,607  (1,606,721)   (3,703,442)    3,701,835             -              -              -

Common stock
subscribed at $2.00 per
share in April                     -        -      15,000        30,000             -             -              -         30,000

Common stock
subscribed at $1.74 per
share  pursuant to
conversion of
debentures
in June 2001                       -               12,784        22,203             -             -              -         22,203

Common stock
subscribed at $2.70
per  share in
connection
with debt in
June 2001                          -               50,000       135,000             -             -              -        135,000

Common stock
subscribed at $2.32
to $2.83 per share
from April through
June 2001 as
additional
financing fees                     -               47,490       125,000             -             -              -        125,000

Shares issued pursuant
to conversion of
debentures
at $1.25 per share            82,000       82           -             -       102,418             -              -        102,500

Shares issued pursuant
to conversion of
debentures
at $1.74                     115,606      116           -             -       200,692             -              -        200,808

Shares issued pursuant
to conversion of
debentures at $1.00           29,433       29           -             -        29,404             -              -         29,433

Shares subscribed in
April, 2001 for $2.00
per share pursuant to
private placement net
of stock issue costs         375,000      375           -             -       649,625             -              -        650,000

Issuance of warrants
issued at $2.03 to $3.75
as  additional
financing fees                     -        -           -             -     1,383,353             -              -      1,383,353

Allocation of debenture
proceeds to beneficial
conversion feature                 -        -           -             -       281,843             -              -        281,843

Allocation of debenture
proceeds to cashless
exercise warrants                  -        -           -             -        48,487             -              -         48,487

Common stock
subscribed in lieu of
 loan origination fees             -        -      50,000       145,000             -             -              -        145,000

Common stock issued
at $3.19 per share from
April through June 2001
as additional
financing fees                53,185       53           -             -       169,474             -              -        169,527

Net consolidated loss
for the nine months
ended June 30, 2001                -        -           -             -             -             -    (22,152,994)   (22,152,994)
                          ----------  -------  -----------  ------------  ------------  ------------  -------------  -------------

Balances
June 30, 2001             23,724,616  $23,725     450,873   $   711,012    50,829,216   $  (266,621)  $(57,410,357)  $  6,113,025
                          ==========  =======  ===========  ============  ============  ============  =============  =============

The  accompanying  notes  are  an  integral  part  of  this  statement.

                                Upgrade International Corporation and Subsidiaries
                                         (A development stage enterprise)

                                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                      Nine months ended
                                                                           June 30,               Cumulative
                                                                ----------------------------    since inception
                                                                    2000           2001       (February 5, 1997)
                                                                -------------  -------------  -------------------
Increase (Decrease) in Cash and Cash Equivalents
Cash flows from operating activities
  Net loss                                                      $(11,771,037)  $(22,152,994)  $      (51,393,562)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                    159,888        531,544              833,396
    Amortization of beneficial conversion feature
      and debenture discount                                         522,208      1,884,151            2,693,194
    Allowance for potentially uncollectible advances                       -      3,399,780            3,399,780
    Loss on sale of property and equipment                                 -         29,904               29,904
    Adjustment to receivables from subsidiary shareholders                 -              -              133,379
    Write off of option costs                                              -              -               76,250
    Equity in loss of UltraCard                                            -              -            1,264,316
    Common stock subscribed for financing fees                             -        416,529              416,529
    Purchased in-process research and
      development                                                    425,800              -            5,971,603
    Warrants and options issued for services                       1,387,170      1,903,685            5,134,175
    Warrants issued for interest on notes payable                          -              -
    Warrants issued for financing fees                                     -      1,418,433            1,418,433
    Shares issued for services                                       242,900              -              298,650
    Expenses incurred through loan assumption                              -              -              470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property charged to expense             -              -              125,000
    Minority interest                                             (1,758,371)             -           (2,115,135)
    Changes in assets and liabilities:                                     -              -
      Prepaid expenses, deposits and other                          (201,264)      (274,976)             583,734
      Accounts payable and accrued liabilities                       315,435      4,400,180            6,197,804
                                                                -------------  -------------  -------------------

        Net cash used in operating activities                    (10,677,271)    (8,443,764)         (24,462,545)

Cash flows from investing activities
  Advances to The Pathways Group, Inc.                                     -     (1,498,955)          (3,383,955)
  Advances to Rockster, Inc.                                               -       (950,000)            (950,000)
  Payments on equipment under construction                                 -              -           (1,200,000)
  Acquisition of property and equipment, net                        (687,348)      (587,063)          (1,707,947)
  Acquisition of Centurion Technologies, Inc.,
net of cash acquired                                                       -              -           (1,000,000)
  Acquisition of UltraCard, Inc., net of cash acquired              (260,300)             -           (5,571,105)
  Acquisition of additional equity interest in eForNet
      from a minority shareholder                                   (200,000)             -             (200,000)
  Note due from related party                                              -       (130,000)            (130,000)
  Proceeds from sale of property and equipment                             -              -               52,593
  Acquisition deposit                                             (1,225,000)       (15,000)             (15,000)
  Additions to intangible assets                                     (71,927)       (66,470)            (183,648)
                                                                -------------  -------------  -------------------

        Net cash used in investing activities                     (2,444,575)    (3,247,488)         (14,289,062)

Cash flows from financing activities
  Proceeds from sale of common stock and stock subscriptions       7,731,798      6,255,614           32,779,064
  Borrowings, net of loan costs and repayments                       832,681      5,945,251            9,616,789
  Principal payments on borrowings                                         -     (1,361,370)          (4,004,113)
  Release of restricted cash                                               -        505,687              505,687
  Purchase of collateral on subsidary's letter of credit                   -              -             (805,687)
  Proceeds from exercise of stock options and warrants                     -         55,000              767,786
                                                                -------------  -------------  -------------------
        Net cash provided by
          financing activities                                     8,564,479     11,400,182           38,859,526
                                                                -------------  -------------  -------------------

Net increase (decrease) in cash and cash equivalents              (4,557,367)      (291,070)             107,919

Cash and cash equivalents at the beginning of the period           4,781,330        398,989                    -
                                                                -------------  -------------  -------------------
Cash and cash equivalents at the end of the period              $    223,963   $    107,919   $          107,919
                                                                =============  =============  ===================

The  accompanying  notes  are  an  integral  part  of  these  statements.

                           UPGRADE INTERNATIONAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2001. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 1999 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and since inception (February 5, 1997) filed on January 16, 2001 and the form 10-QSB that included consolidated financial results for the six months ended March 31, 2001 and 2000, filed on May 21, 2001.


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

The balance sheet as of June 30, 2001 and September 30, 2000, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global Cybersystems SA. (GCSA) and Global Cybersystems PLC (GCPLC). The statements of operations and cash flows for the nine months ended June 30, 2001 and 2000 include the consolidated results of the Company and its Subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2000

NOTE  C  -  LOSS  PER  COMMON  SHARE

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 21,829,283 and 18,323,267 for the nine months ended June 30, 2001 and 2000, respectively, 23,610,401 and 19,324,375 for the three months ended June 30, 2001 and 2000, respectively and 12,481,773 since inception (February 5, 1997) through June 30, 2001. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially issueable common stock equivalents. As of June 30, 2001, total warrants and options of 6,115,959 were not included in loss per share computations due to the antidilutive effect.

NOTE  D  -  MANAGEMENT  PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. The process of commercialization of the Company's core technology is focused upon the development of that core technology, the UltraCard and read/write device. In addition, the Company is in the process of acquiring strategically aligned businesses to facilitate certain applications of the Company's core technology. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until the end of fiscal year 2001.

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

During the three months ended June 30, 2001, the Company completed the following debt and equity transactions:

During March and April 2001, the Company completed the issuance of convertible debentures aggregating $825,500, bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at a conversion ratio of $1.25 per share. The convertible debentures are due October 15, 2001. During the period debentures aggregating $102,500 had been converted into common stock.

During April 2001, the Company completed a private placement of common stock aggregating $780,000 at a price of $2.00 per share. In addition UltraCard Inc. received proceeds pursuant to a subscription agreement aggregating $175,000 for the sale of common stock at a price of $7.00 per share.

During the month of June 2001, the Company borrowed a further $450,000 from existing shareholders pursuant to certain 30 day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10% interest, 10% payable in share capital and warrants equal to 32.5% of the loan value at a current market strike price. In addition, as a cost of the financing, the Company granted a $50,000 note payable, 50,000 shares, and warrants entitling the holder to purchase 162,500 shares of common stock at $2.00 per share. The warrants are exercisable immediately and expire five years from the date of grant.

During June 2001, the Company completed a further issuance of convertible debentures aggregating $239,685, bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at a conversion ratio of $1.50 per share. The convertible debentures are due October 15, 2001.

During the quarter ended June 30, 2001, additional bridge loans aggregating $354,675 were provided to the Company by shareholders, resulting in aggregate bridge loans of $436,859. These bridge loans are to be settled through the issuance of common stock, on terms to be determined.

In May and June 2001, the Company issued 29,433 and 115,606 shares of its common stock at $1.00 and $1.73 per share upon conversion of debentures.

Subsequent to the period end the Company borrowed a further $1.1 million from a related party. The loan is subject to 10% interest along with convertibility provisions to common stock of the Company on terms to be determined.

The Company is actively pursuing new investment into the Company. This financing may take the form of equity, convertible debentures and other types of debt.


NOTE  E  -  ACQUISITIONS

On September 8, 2000 the Company signed an Agreement and Plan of Reorganization ("Agreement") to acquire 100% of The Pathways Group, Inc. The Company loaned operating capital to Pathways during the course of the acquisition transaction. On February 15, 2001 the Company delivered notice to The Pathways Group, Inc. terminating the merger agreement between the two companies. The balance of funds loaned to Pathways by the Company in the amount of approximately $3.4 million is collateralized by a blanket assignment over the Pathways assets. The Company is in the process of filing a claim for the recovery of the amounts loaned to Pathways. However, as of June 30,2001, the Company set up an allowance to offset advances due from Pathways due to the potential that the funds advanced may not be recoverable.
On December 11, 2000 the Company entered into a letter of intent for the acquisition of a majority position in entertainment distribution technology developer Rockster, Inc. Under the terms of the agreement, Upgrade will acquire an ownership interest of 57 percent of Rockster from the Company. The Companies are working towards the development of a definitive agreement. To date the Company has non-secured advances aggregating $950,000 to Rockster. The Company believes the advances will be recovered through the acquisition.

NOTE  F  -  COMMITMENTS

In the prior fiscal year, a subsidiary of the Company entered into an agreement with SciVac, Inc. to build a sputtering machine as a part of its research and development activities for an amount of $3,000,000. As of June 30, 2001, the subsidiary had paid $1,200,000 and recorded a liability for the amounts billed but unpaid as of June 30, 2001 equaling $1,800,000. The sputtering machine is expected to be sold within the next fiscal year to a contract manufacturer to facilitate the production of shims used in the UltraCard. The sputtering machine is reflected as a current asset on the balance sheet of the Company.

In the prior period the Company reported the lease of a new facility in Los Angeles. The Company has expended $125,000 during the recent quarter ended June 30, 2001, on leasehold improvements towards the completion of the facility. Currently Rockster Inc. is occupying the premises.

On October 10, 1997, Ultracard licensed the rights to two technology patents from Cardtech, Inc. (Cardtech). Ultracard's president is also the controlling stockholder of Cardtech. Ultracard is required to pay Cardtech a minimum royalty fee of $650,000. Royalty fees are due on January 1 of each calender year. As of March 31, 2001, $1,300,000 for both the calendar year 2000 and 2001 royalty fees remained unpaid, causing Ultracard to be past due on the agreement. Cardtech has deferred the required 2000 and 2001 payments to September 30, 2001. In consideration for the deferral, Ultracard has granted a patent mortgage to Cardtech on all its intellectual properties.

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

Net losses aggregated $22.2 million in the first nine months of the current fiscal year ending June 30, 2001 compared with an $11.8 million net loss for the corresponding period of the prior fiscal year. This increase in net loss reflects a continued and growing level of investment into the Companies technology, production processes and the development of commercialization of the Companies core technology. Research and development expenditures more than doubled in the current fiscal year compared to the prior year, comprising a large part of the increased expenditures as the Company nears the completion of a production ready product.

In the preceding quarter the Company announced that it had terminated the merger agreement with Pathways. Advances of $3.4 million dollars have been made to Pathways by the Company as of June 30, 2001. The Company has collateralized the amounts due from Pathways by way of a general security over the Pathways assets. The collectability of the amounts due from Pathways are potentially unrecoverable and accordingly the Company has provided an allowance for collection of the amount due in the quarter ended June 30, 2001. The Company plans to actively pursue collections.

The Company has been able to reduce its general and administrative costs by $2.85 million compared to the corresponding 3-month period in the prior fiscal year. This reduction is comprised of lower legal costs, and reduced compensation components related to key employee warrant issuances. The Company has experienced significantly higher interest expense as a result of debt financing entered into during the current and past quarter. UltraCard Inc. has again increased its research and development expenditures by $0.8 million over the corresponding prior period in a concentrated effort to complete a commercialized version of its high memory capacity UltraCard and read write device. These increasing expenditures reflect the Company's focused efforts upon completing its research and development initiatives, while at the same time, establishing production processes and specifications to facilitate the Company to engage others to produce the UltraCard and its read write device. The other significant operating subsidiary cQue (formerly Centurion) contributed only 6% of the total loss reflecting the focus of the consolidated groups efforts to complete the UltraCard technology. For the near future research and development expenditures are expected to increase to meet the Company's numerous potential market opportunities. All of the Company's research and development costs have been expensed as incurred.

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

Sales and marketing expenditures have increased by approximately $161,000 as compared to the nine month period ended June 30, 2000, as the Company nears completion of UltraCard's products. Sales and marketing expenditures are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are nearing the first phase of completion.


LIQUIDITY  AND  CAPITAL  RESOURCES

Cash and equivalents were approximately $108,000 at June 30, 2001. The Company is managing tight cash flows in providing funding for an aggressive research and development program at UltraCard while developing acquisitions in the software development area of business. Cash flows from financing activities of $ 11.4 million in the current period represents a 34 % increase in the capital raised in the corresponding period of the preceding year. In light of the more restrictive financial conditions at the current time this fact speaks well for the Companies ability to manage and continue to grow through economic downturns. The proceeds were used as to operations $8.4 million, with the balance of $ 3.2 million allocated to investing activities for acquisitions in process of Rockster Inc. and the development of the UltraCard, Upgrade and Rockster facilities.

The Company has experienced a significant increase in its current liabilities, increasing from $6.5 million in September 2000 to $11.5 million as at June 30, 2001. The Company has relied upon trade creditors to extend payment terms, while it aggressively pursues equity and debt capital from sources internationally. At the date of this report, negotiations for the sale of additional debt and equity securities in amounts in excess of $50 Million dollars are underway.

In  order  for  the  Company  to meet the funding requirements from its investee
Companies and to meet ongoing operating requirements, it will have to raise additional financing. The Company expects that its existing and planned capital resources will be adequate to satisfy the requirements of the current and planned operations until the end of the current fiscal year. However the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing, or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

PART  II  Other  Information

Item  1.  Legal  Proceedings
--------

Upgrade, its president, Daniel S. Bland, and Chief Operating & Financial Officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade
                                             -----------------------------------
International  Corporation  et al., Superior Court of the State of California in
----------------------------------
for the County of Sonoma. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral argument, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade believes that the plaintiff's allegations are without legal or factual basis and intends to vigorously defend the lawsuit. Upgrade also intends to file a counterclaim against Pathways, its Board of Directors and all Executive Officers, for moneys due and owing from funds advanced, fraud in the inducement as well as other misrepresentations made by Pathways to Upgrade. As a result, upgrade recorded a provision for the advances made to Pathways in the event those amounts prove to be uncollectible.

Item  2.  Changes  in  Securities  and  Use  of  Proceeds
--------

During the three months ended June 30, 2001, the Company sold unregistered securities as follows:

     In April, 2001, Upgrade completed a private placement offering of 175,000 shares of its common stock at a price of $4.00 per share for total proceeds of $700,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933 (the "Act"), due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 390,000 shares of its common stock at a price of $2.00 per share for total proceeds of $780,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Securities Act of 1933 (the "Act"), due to the foreign nationality of the investors.

     In April, 2001, Upgrade completed a private placement offering of 25,000 shares of its common stock at a price of $6.00 per share for total proceeds of $150,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 183,334 shares of its common stock at a price of $2.00 per share for total proceeds of $366,668. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 41,666 shares of its common stock at a price of $2.00 per share for total proceeds of $83,332. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 80,000 shares of its common stock at a price of $2.00 per share for total proceeds of $160,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 200,000 shares of its common stock at a price of $2.50 per share for total proceeds of $500,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April, 2001, Upgrade completed a private placement offering of 616,721 shares of its common stock at a price of $2.00 per share for total proceeds of $1,233,442. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In April 2001, Upgrade issued a $825,500 convertible debenture that bears 8% simple interest and is due October 15, 2001. The debenture is convertible into shares of Upgrade's common stock at $1.25. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In April, 2001, Upgrade completed a private placement offering of 80,000 shares of its common stock at a price of $2.50 per share for total proceeds of $200,000. The offer and sale was exempt under Rule 506 under and Section 4(2) of the Act.

     In April, 2001, Upgrade completed a private placement offering of 205,000 shares of its common stock at a price of $2.00 per share for total proceeds of $410,000. The offer and sale was exempt under Rule 506 under and Section 4(2) of the Act.

     In April, 2001, Upgrade completed a private placement offering of 375,000 shares of its common stock at a price of $2.00 per share for total proceeds of $750,000. The offer and sale was exempt under Rule 506 under and Section 4(2) of the Act.

     In April, 2001, Upgrade issued 53,185 shares of its common stock for services performed. The issuance was exempt under Rule 506 under and Section 4(2) of the Act and Regulation S of the Act due to the foreign nationality of the investor.

     In May, 2001, Upgrade issued 32,000 shares of its common stock at a price of $1.25 per share pursuant to the conversion of debentures. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In May, 2001, Upgrade issued 40,000 shares of its common stock at a price of $1.25 per share pursuant to the conversion of debentures. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In May, 2001, Upgrade issued 10,000 shares of its common stock at a price of $1.25 per share pursuant to the conversion of debentures. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In May, 2001, Upgrade issued 29,433 shares of its common stock at a price of $1.00 per share pursuant to the conversion of debentures. As reported in the Company's Form 10-QSB for the period ended December 31, 2000, the issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In June, 2001, Upgrade issued 115,606 shares of its common stock at a price of $1.74 per share pursuant to the conversion of debentures. As reported in the Company's Form 10-QSB for the period ended December 31, 2000, the issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In June 2001, Upgrade issued a $239,685 convertible debenture that bears 8% simple interest and is due October 15, 2001. The debenture is convertible into shares of Upgrade's common stock at $1.50. The issuance was exempt under Rule 506 under and Section 4(2) of the Act.

     In June, 2001, Upgrade issued 50,000 shares of its common stock for loan fees. The issuance was exempt under Rule 506 under and Section 4(2) of the Act and Regulation S of the Act due to the foreign nationality of the investor.

     In June, 2001, Upgrade completed a private placement offering of 15,000 shares of its common stock at a price of $2.00 per share for total proceeds of $30,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

     In June, 2001, Upgrade issued warrants to purchase 162,500 shares of its common stock at $2.00 per share. The warrants are exercisable immediately and expire five years from date of grant. The issuance was exempt under Regulation S of the Act due to the foreign nationality of the investor.

     In June, 2001, Upgrade issued 50,000 shares of its common stock for at $2.70 a share for total proceeds of $135,000, in connection with the issuance of a debenture. The issuance was exempt under Rule 506 under and Section 4(2) of the Act and Regulation S of the Act due to the foreign nationality of the investor.

     In June, 2001, Upgrade issued 47,490 shares of its common stock for total proceeds of $125,000 as part of a loan penalty fee. The issuance was exempt under Rule 506 under and Section 4(2) of the Act and Regulation S of the Act due to the foreign nationality of the investor.

     In June, 2001, Upgrade issued 12,784 shares of its common stock at a price of $1.74 per share pursuant to the conversion of debentures, for total proceeds of $22,206. The issuance was exempt under Rule 506 under and Section 4(2) of the Act and Regulation S of the Act due to the foreign nationality of the investor.


Item  6.       Exhibits
--------

     Exhibit  No.          Description
     ------------          -----------



                                        Upgrade International Corporation



Date:  August 19, 2001                  /s/ Daniel  Bland
                                        ----------------------------------------
                                        Daniel  Bland,  President  and  Chief
                                        Executive  Officer,  and  Secretary


Date:  August 19, 2001                  /s/ Howard  A.  Jaffe
                                        ----------------------------------------
                                        Howard  A.  Jaffe, Chief Operating and
                                        Financial  Officer