Form 10KSB
period 2001-09-30
UPGRADE INTERNATIONAL CORP /FL/
filed 2002-01-17
CIK 1071749

================================================================================

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

     FOR  THE  FISCAL  YEAR  ENDED  SEPTEMBER  30,  2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM __________ TO __________

                         COMMISSION FILE NUMBER 0-27649

                        UPGRADE INTERNATIONAL CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                WASHINGTON                               58-2441311
     (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                 IDENTIFICATION NO.)


     1411 FOURTH AVE., SUITE 629; SEATTLE, WASHINGTON           98101
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (206) 903-3116

     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:  NONE

     TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
     -------------------          -----------------------------------------

---------------------------------         ---------------------------------

---------------------------------         ---------------------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
          COMMON STOCK, PAR VALUE $0.001 PER SHARE
--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

--------------------------------------------------------------------------------
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The registrant's revenues for the fiscal year ended September 30, 2001 were $-0-.

     The aggregate market value as of January 8, 2002 of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the closing price on January 8, 2002, was $38,643,026.

     There were issued and outstanding 41,282,802 shares of the Registrant's common stock as of January 8, 2002.

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE
================================================================================

                          UPGRADE INTERNATIONAL CORPORATION AND SUBSIDIARIES

                                             FORM 10-KSB

                                          SEPTEMBER 30, 2001

                                                INDEX
                                                -----


                                                                                                 PAGE
                                                                                                 ----
PART I
Item 1    Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 2    Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 3    Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 4    Submission of Matters to a Vote of Security Holders. . . . . . . . . . . . . . . . . .

PART II
Item 5    Market for Registrant's Common Equity and Related Stockholder Matters. . . . . . . . .
Item 6    Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7    Financial Statements and Supplementary Data. . . . . . . . . . . . . . . . . . . . . .
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .

PART III
Item 9    Directors Executive Officers Promoters and Control Persons of the Registrant . . . . .
Item 10   Executive Compensation . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .
Item 11   Security Ownership of Certain Beneficial Owners and Management . . . . . . . . . . . .
Item 12   Certain Relationships and Related Transactions . . . . . . . . . . . . . . . . . . . .
Item 13   Exhibits and Reports on Form 8-K. . . . . .  . . . . . . . . . . . . . . . . . . . . .

                                     PART 1

ITEM 1.  BUSINESS

     GENERAL

Upgrade International Corporation (the "Company") is a Washington corporation was originally incorporated in Florida in 1997 reincorporated into Washington in 2000, that intends to be a fully integrated smart card solutions provider. The business is centered on developing and marketing a patented data storage technology that incorporates hard drive type of memory storage into a standard credit card format.

     Upgrade is a development stage company. It is devoting its present efforts into establishing its business in the information technology industry, and is currently in the process of identifying markets and establishing applications for its technologies. The development of the technology is conducted through its subsidiaries, which are all development stage companies that have neither commenced their respective planned principal operations nor generated any revenue.

     Upgrade's operations, and those of its subsidiaries, to date have consumed substantial and increasing amounts of cash. Upgrade's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The expenditures of Upgrade's subsidiaries are comprised of both direct research and development expenditures, and the acquisition of in-process research and development.

     Upgrade generates the funds provided to its subsidiaries by the sale of common stock, and long term debt arrangements. The ongoing ability of Upgrade to maintain the funding requirements of its subsidiaries is dependent upon its ability to raise additional debt or equity capital. In the event that Upgrade is unable to do so, the working capital requirements of the subsidiary companies may be met by others. This may cause substantial dilution to the interest of Upgrade in its subsidiary companies or, if they are unable to raise financing independently, they may not be capable of carrying on the development of their operations.

     Upgrade's primary assets are through its subsidiaries' ownership of patented, licensed, and proprietary intellectual property, facilities, and equipment.

The ULTRACARD technology will provide increased data storage that enables a combination of high security, privacy and a greater amount of personal, transportable data storage-at the lowest cost in the industry. ULTRACARD will operate in conjunction with a read/write device and operating software that the Company is also developing. In addition, Upgrade may acquire and develop application software and systems for specific applications of the ULTRACARD technology, as well as conventional smart card solutions.

Upgrade intends to first complete the commercialization process of its core patented technology through its UltraCard, Inc. subsidiary. In conjunction with the completion of this commercialization, the Company intends to leverage off this technology through its ownership interest in:

     - CQUE CORPORATION (formerly Centurion Technologies, Inc.), a planned smart card application provider for the medical, educational and governmental industries.

     - The GLOBAL CYBERSYSTEMS group of companies which will provide European smart card sales and marketing in Europe and select markets in the United States.

And by pending acquisition of an ownership interest in:
     - ROCKSTER INC., a software and marketing company whose primary focus is digital distribution and acquistion of intellectual properties.

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

Upgrade intends to further leverage off its technology platform by making additional acquisitions that will horizontally integrate its technology into numerous business applications. This tracks with Upgrade's goal to become the high capacity transportable data storage standard.

     BUSINESS  STRATEGY

Upgrade intends to first complete the commercialization process of its core patented technology through its UltraCard, Inc. subsidiary. In conjunction with the completion of this commercialization, the Company intends to leverage off this technology through its ownership interest in cQue Corporation (formerly Centurion Technologies, Inc.), a smart card application will provide for the medical industry, and the Global Cybersystems companies, which provide European smart card sales and marketing. In addition, Upgrade has entered into a letter of intent with Rockster Inc., a software and marketing company whose primary focus is digital distribution and acquisition of intellectual properties. The family of companies is developing applications software and systems for specific applications of the UltraCard technology as well as conventional smart card solutions. The development of solutions to be provided by these entities is an integral part the Company's market strategy and is designed to accelerate the integration of UltraCard technology into newly developing and existing markets.

Upgrade intends to further leverage off its technology platform by making additional acquisitions that will horizontally integrate its technology into numerous business applications. This tracks with Upgrade's goal to become the high capacity transportable data storage standard, and then to leverage off of that platform.

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

     - EFORNET CORPORATION-a wholly-owned subsidiary of Upgrade that is intended to be a research and development resource to the Upgrade group of companies. EforNet will provide alternative smart card solutions for specific markets in addition to the conventional smart card and the high memory capacity UltraCard. EforNet's operations are currently dormant.

     - GLOBAL CYBERSYSTEMS INC. ( a U.S. corporation), GLOBAL CYBERSYSTEMS S.A. (a Swiss corporation), and GLOBAL CYBERSYSTEMS PLC (a U.K. corporation) will provide marketing and sales for the products developed by the Upgrade group of companies in Europe and select markets in the United States.

Upon completion of the pending acquisition, Upgrade will own approximately 57% of the following company:

     - ROCKSTER, INC.- Rockster's primary focus is digital distribution and acquistion of intellectual properties. The underlying technology applied to distribute and acquire content is a magnet to both artists and consumers. It protects and creates revenues for the artist and allows consumers to pay for materials exchanged among themselves. The Rockster technology enables such transactions to be done securely, anonymously, and most importantly, conveniently. Its peer-to-peer dynamic allows for fast dissemination of Rockster's technologies and content. Rockster's model is to build assets and generate income concurrently.

Rockster has been structured to be a full service distribution entity incorporating new technologies, a record label, Rockster Records, a music publishing division, and a production company.


Upgrade provides its subsidiaries with strategic direction, financial and financing services, administrative and investor relations services, and additional services facilitating the development of each business unit's operating plans. Upgrade intends to hold substantial interests in, and maintain an active involvement with the companies and technologies it has developed.



                                 ULTRACARD, INC.


THE COMPANY
UltraCard, Inc. (also referred to as our "Memory Card Subsidiary") is the developer of the UltraCard technology for high security, high capacity, portable data storage in existing and future market sectors. The business is centered on developing and marketing a patented data storage technology that incorporates hard drive type of memory storage into a standard credit card format. The UltraCard technology is designed to provide increased data storage to enable a combination of high security, privacy, and a greater amount of personal, transportable data storage-at the lowest cost in the industry. Our Memory Card Subsidiary will operate in conjunction with an Ultra Drive read/write device and operating software that the company is also developing. This technology will combine hard disk drive technology, magnetic stripe technology, smart card "chip" technology and UltraCard patented technology to achieve a new platform in data storage which allows the portable sharing, exchange, archiving and transport of large amounts of data storage.

UltraCard is a Nevada corporation, which was formed in 1997. It is headquartered in Los Gatos, California. UltraCard's principal assets are patented, licensed and proprietary intellectual property. UltraCard is a development stage company; therefore, its operations to date have principally been limited to research and development of the company's platform technology.


RECENT  DEVELOPMENTS
In October of 2001, UltraCard formed a new wholly-owned US subsidiary, UltraCard China, Inc., a Nevada corporation ("UltraCard China") to conduct its operation in China, and will form a Chinese corporate entity to conduct its operations in Shanghai. In November 2001, our Memory Card Subsidiary completed a technology demonstration to Shanghai G-Pro Technology Co., Ltd. Shanghai G-Pro Technology Co., Ltd. is a procurement company for the Shanghai government, which has issued a purchase order to implement a pilot program consisting of two million UltraCards and ten thousand UltraDrive reader/writers. The US $15 million purchase order is subject to delivery of the UltraCards and UltraDrives, conforming to mutually agreeable specifications and will include the 5 1/4" half-high UltraDrive with USB interface and triple read capability.

UltraCard is currently completing the tasks necessary to complete this order. The overall project includes approximately 26 individual tasks, which, when completed we expect will also position the Company not only to deliver upon the Shanghai purchase order, but market the technology on a wide-range basis.

The tragedy of September 11, 2001 has altered the attitudes of our nation, our government, and ultimately our world. It is painfully obvious that SAFETY and
SECURITY have become immediate priorities.   Businesses and governments alike
are now re-evaluating security systems.

In the past, the industry has resisted the change to higher levels of security in exchange for convenience and speed. In one day, that attitude abruptly changed. UltraCard has been developing the technology that may solve the safety/security challenge through a combination of multiple biometric recognition programs and embedded storage capacity that can accommodate FBI-level fingerprints, handprints, iris scans, photographs, x-rays, voiceprints and more. UltraCard's technology will deliver authentication, security and personal privacy. The smart card industry is essentially in its infancy and has been stymied for years by a lack of sufficient data storage capacity. The smart cards being highly advertised and promoted on the market today are really not that "smart". Their limited capacity for data storage supports very limited applications and almost no enhancement of the security issues becoming so prevalent in the consumers' and businesses' minds. UltraCard will provide this industry the opportunity to do today what they have only talked about possibly doing in the future.


HISTORICAL TIMELINE OF ULTRACARD
- AUGUST 1998, successfully demonstrated the "Proof of Concept" for its core technology by setting up a working model of the card and read/write systems. This model demonstrated the capability of placing 5,000,000 bytes of information on the magnetic stripe card and then reading from, writing, erasing and replacing data on that card.

- NOVEMBER 1999, demonstrated the technology in Las Vegas, Nevada during Comdex trade show.

- NOVEMBER 1999, licensed from Ampex Corporation the right to use the patented Keepered media technology on magnetic cards.

- FEBRUARY 2000, entered into a cooperative affiliation with SciVac to produce a computerized sputtering system, for their advanced memory card technology. The sputtering equipment places the magnetic memory capacity on the card insert.

- MAY 2000, entered into an agreement with Pemstar, Inc. for development of the reader/writer unit. UltraCard's in-house staff of engineers provided the core technology; Pemstar's expertise was to accelerate the design processes. Pemstar refined and repackaged the original read/write unit for a range of applications.

- AUGUST 2000, demonstrated high capacity card at the Democratic National Convention using the "Iceberg V" reader/writer prototype. "Iceberg V" is our Memory Card Subsidiary's fully-functional reader/writer unit.

- OCTOBER 2000, announced the signing of a "card substrate supply agreement", with Komag Incorporated. Komag was founded in 1983, and has produced over 480 million thin-films disks, the primary storage medium for digital data used in computer disk drives. Through its advanced development and high volume production facilities in the United States and overseas, Komag provides high quality, leading-edge disk products at a low overall cost to its customers. These attributes enable Komag to partner with customers in the execution of their time-to-market design and time-to-volume manufacturing strategies.

- JANUARY 2001, Pemstar Inc. completes design and development of the Iceberg V reader/writer prototype. 10 units are built for demonstration purposes.

- MAY 2001, the UltraCard technology is demonstrated in Las Vegas, Nevada during the Card Tech/Secure Tech Show.

- JUNE 2001, our UltraCard's Research and Development team begins development of the Iceberg VI prototype unit reducing the form factor to a 5 half high unit (CD Rom size).

- JULY 2001, announcement that an agreement to supply two million UltraCards, and ten thousand UltraDrives to the Chinese government for a pilot program in Shanghai. The business opportunity represents, an opportunity through a Shanghai-based joint venture that is being set up to accommodate manufacturing and distribution of the UltraCard and the UltraDrive throughout China.

- SEPTEMBER 2001, following the tragic events of September 11th, UltraCard executives meet with government officials in Washington, D.C. to demonstrate UltraCard technology and discuss a variety of personal identification, airline security, and biometric applications that would offer a solution to the government's efforts to find security technologies that are effective, but that also ensure individual rights and privacy.

- OCTOBER 2001, our Memory Card Subsidiary and their technology is featured in the article Feds Consider New Antiterrorist Smart-Card Technology in Computerworld Magazine.

- OCTOBER 2001, formed a strategic alliance with Wynnewood Technologies, Inc. a prime contractor for the Pentagon Renovation Program. Wynnewood Technologies Inc. has an established history of successful US government contracts for database management. The UltraCard/Wynnewood Technologies team will work together to solve the database management and security card issues for both the Pentagon and China Programs.

- OCTOBER 2001, formed a wholly-owned subsidiary UltraCard China and names Dan Kehoe, Chief Executive Officer, Arthur Zheng, President, and Oran Chang, Vice President. UltraCard China will be a strong and reliable source for sales of applications utilizing UltraCard technology in China.

- NOVEMBER 2001, Research and Development team begins development of the Iceberg VII prototype unit that continues to refine form factor and electronics.

- NOVEMBER 2001, successfully completed its technology demonstration in Shanghai that resulted in Shanghai G-Pro Technology Co., Ltd., a procurement company for the Shanghai Government issuing a $15 Million purchase order to implement a pilot program in Shanghai. This purchase order is subject to delivery of the two million UltraCards, and ten thousand UltraDrives.


                               WHAT IS ULTRACARD?

- We use a variety of patented, licensed and proprietary technologies to provide a reliable, secure reader/writer and a secure and private data storage card.

- Our product line will start with 20 MB of data on a "credit card" sized media - a form factor that is widely used today and is familiar and highly accepted by consumers.

- We have developed a way to use hard disk drive media technology in a credit card form factor with a reader/writer that is designed to interface with computers, hand held devices, ATM terminals, cash registers and other devices.

- Our technology enables, for the first time, high capacity re-writeable credit card-sized memory cards with enough capacity to store powerful error protection schemes, redundant data areas, high-resolution biometric information and sophisticated encryption and privacy schemes. Because of the increased storage capacity of the UltraCard, invisible card watermarking, several biometric recognition programs, FBI-level fingerprints, handprints, iris scans, photographs, x-rays, voiceprints, can all be accommodated on the UltraCard.

- Our technology will also eliminate fraud and skimming which is a major problem with current credit cards and smart cards. Because of the increased storage capabilities, several encryption libraries can reside on the card at the same time. The UltraCard high capacity memory, the magnetic stripe, the smart card chip and a PIN or biometric can all be mathematically tied together with encryption technology to validate the card and user 4 ways. That means it's secure, and private, not public. The card itself will also provide the biometric recognition program and a digital signature in order to deliver a "non-repudiatable" transaction and faultless authentication.

THE  SMART  CARD  MARKET

A smart card is a plastic credit card with an embedded microchip. It can pick up, store, process, and secure data. The chip can process different kinds of information, and therefore, various industries use them in different ways. These cards can have multiple applications operating on them at one time. For instance, you could have a frequent flyer program working on the same card as your debit or credit account - so anytime you use the card, you earn points in your favorite program. Other services allow you to participate in loyalty programs with merchants, including storing travel preferences on your smart card. Financial institutions have partnerships with local mass transit systems so you can pay for public transit with your smart card in various cities throughout the world.

In 1997, 920 million smart cards were sold worldwide. The major end-user market segments in terms of units were: phone cards, banking, digital mobile phones
(GSM), pay TV, health ID and transportation. Although sources vary, it is estimated that North America accounted for 10% of the worldwide distribution of smart cards in the year 2000. Most North America smart card applications use higher priced microprocessor cards for multi-applications and multi-purse requirements, and use very few low cost pay phone cards.

Additional requirements include hardware (readers/writers, kiosks, etc.), software and system support, and ongoing infrastructure services primarily IT services, transaction processing and recharging services. For the year 2000, the Killen & Associates report forecasts the market for software support at $3.8 billion, recharging smart cards at $3.5 billion, and the dedicated equipment market at $3.8 billion. Our Memory Card Subsidiary recognizes these tremendous revenue growth opportunities and is preparing to meet them in the areas of smart card sales, reader/writer sales, technology licensing, smart card application solutions, and transaction processing.


PRODUCTS
The first generation UltraCard will enter the market with 20 MB (20 million bytes) of interactive, re-writable, encrypted data storage. This translates into approximately 10,000 pages of text. As a comparison, today's common credit card with a magnetic stripe installed across its back can hold 256 bytes of data. This amounts to no more than a cardholder's name, credit card number, and authorization codes. The newer smart cards on the market utilize an integrated circuit (IC) chip imbedded in a credit card, which creates an average memory capacity of approximately 2 KB of data (2,000 bytes). That capacity is enough to store about one page of text. Some (IC) chip cards in development are projected to have up to 64 KB of memory, but are expensive, reaching in excess of $20 per card with limited read/write capability.

The next generation of cards will be expected to carry enormous amounts of secure portable data that can be used across a wide variety of applications: biometrics for authentication, medical images, passport data, e-commerce payments, access controls, global business activity, and complex financial transactions. UltraCard is that next generation.

UltraCard's credit card sized data storage devices are being developed along with a series of card readers/writers Ultra Drive that will compliment future product introductions leading up to low GB storage capacity. With such dramatic increases in data storage capabilities, soon a person will be able to carry a personal computer hard drive in their wallet, thus, total access to all of their records on any computer located anywhere in the world without the need for online access. UltraCard allows decentralized databases and simultaneously offers a very high security and privacy level for the cardholder.

UltraCard will provide the necessary operating systems, application programming interfaces and toolkits such that card issuers and card users can take full advantage of the huge application potential of UltraCard. Full "end-to-end" solutions will be provided that to take full advantage of the new potential of this innovative technology.

APPLICATIONS
Practically any application requiring data that can be transported easily and accessed inexpensively can use UltraCard technology.

MARKET                               APPLICATIONS              EXAMPLE OF POTENTIAL CUSTOMERS
-----------------------  ------------------------------------  ------------------------------
Banking & Finance        -  e-Commerce,                        -  VISA,
                         -  business-to-business,              -  MasterCard,
                         -  purse-to-purse,                    -  American Express
                         -  stored value cards                 -  Europay
-----------------------  ------------------------------------  ------------------------------
Communications/Wireless  -  Cell phones,                       -  Nokia,
                         -  PDAs,                              -  Ericsson,
                         -  universal phone cards,             -  Sagem,
                         -  access control,                    -  Motorola
                         -  web access
-----------------------  ------------------------------------  ------------------------------
Government               -  Access control,                    -  General Services
                         -  bill of lading shipping cards,        Administration,
                            criminal record files,             -  Department of Defense,
                         -  all agency interoperability        -  Veterans Administration,
-----------------------  ------------------------------------  ------------------------------
ID Systems               -  Passports/immigrations,            -  General Services
                         -  multi-biometrics,                     Administration,
                         -  multiple operating systems,        -  Department of Defense
                         -  multiple security protocols
-----------------------  ------------------------------------  ------------------------------
Travel & Entertainment   -  retail store,                      -  All airline carriers
                         -  valued customer,                   -  Theme parks
                         -  frequent flyer programs            -  Hotel, Travel agencies
-----------------------  ------------------------------------  ------------------------------
Healthcare Industry      -  patient record cards,              -  HMO & PPO programs
                         -  x-rays,                            -  All hospital systems
                         -  insurance records & pharmacy
                            transaction cards,
                         -  maternity & family care cards
-----------------------  ------------------------------------  ------------------------------
The Internet             -  Personal preferences card,         -  Hard Rock International,
                            transaction card,                  -  Amazon,
                         -  privacy plus security for all      -  VISA
                            transactions
-----------------------  ------------------------------------  ------------------------------
Transportation Industry  -  Mass transit payment cards,        -  All Airlines carriers
                         -  QC/Process control records, parts  -  Public Transit systems
                            lists,                             -  Airport security systems
                         -  maintenance records,
                         -  RF entry cards
-----------------------  ------------------------------------  ------------------------------

COMPETITION
The main competitive products of the UltraCard include magnetic stripe cards, IC smart cards, optical cards, magnetic cards, and flash cards. Below is a breakdown of their memory capacity, common uses/features, and their inherent weaknesses.

PRODUCT                              MEMORY                            WEAKNESSES
                                    CAPACITY
-------------------------------  ---------------  -----------------------------------------------------
MAGNETIC STRIPE CARD             256 K            low memory and prone to wear and accidental
-  ATM cards,                                     erasure
-  POS readers,
-  door entry,
-  phone cards
-------------------------------  ---------------  -----------------------------------------------------
IC SMART CARDS                   2 K to 64 K      more memory capacity than magnetic stripe cards,
-  also with magnetic stripe;                     but expensive, require a special card reader, more
-  look like credit cards                         fragile, and negatively affected by shortage of
                                                  silicone
-------------------------------  ---------------  -----------------------------------------------------
OPTICAL CARDS                    4.1 MB to 40 MB  memory capacity competes with magnetic media,
-  lasercards with proprietary                    but only available with WORM (Write Once, Read
   readers, or                                    Many) capability; lasercard time to read and write
-  trimmed discs with standard                    is slow and prone to deterioration with high
   CD-ROM readers                                 humidity; trimmed optical discs unconventional
                                                  and hardware to write on disc is expensive
-------------------------------  ---------------  -----------------------------------------------------
MAGNETIC CARDS                   2 KB             slightly higher storage than magnetic stripe, but not
-  magnetically treated plastic                   significant compared to smart cards, optical cards
   card                                           and flash cards and need different readers than
                                                  magnetic stripe
-------------------------------  ---------------  -----------------------------------------------------
FLASH CARDS                      2 MB to 128 MB   fast and versatile, but very expensive to
-  portable, removable and                        manufacture and prone to damage at connectors
   interchangeable memory chips                   and breaking in field use
   (similar to computer chip);
-  cell phones,
-  digital cameras,
-  MP3 audio
-------------------------------  ---------------  -----------------------------------------------------



THE  TECHNOLOGY
The UltraCard technology is an innovative system for high capacity data storage and retrieval using hard disk media in a credit card format. The product and technology held by our Memory Card Subsidiary will offer the consumer a combination of features not currently available in any existing data storage medium. The first generation UltraCard product is positioned for immediate acceptance in the existing and rapidly growing smart card market.


- 20 MB CARD ENTRY-LEVEL PRODUCT. UltraCard will offer more memory than any of the current credit card sized cards including (IC) chip and magstripe, 20,000 times the capacity of magnetic stripe cards, and 10,000 times the capacity of smart cards (2KB).

- FULLY EDITABLE. The UltraCard may be written on, edited and read just like the hard disk on your computer or partitioned into non-cross-accessible zones. UltraCard is not limited by WORM (Write Once, Read Many) technology inherent in other smart cards.

- A PATENTED METHOD OF CARD PROTECTION. The UltraCard will ensure magnetic data is not vulnerable to accidental erasure, tampering, fraud, or damage from normal consumer use. Proprietary magnetic layers over the media further enhance magnetic fields from being detected. This raises the bar in security, privacy, and personal protection. UltraCard will allow the consumer to control how, when and from where the data is put on and taken off the card.

- COMPATIBILITY WITH EXISTING SMART CARD AND MAGNETIC STRIPE TECHNOLOGY. As a result, UltraCard technology will integrate existing technologies, is backwards compatible with conventional card readers and offers a clear migration path to increased capabilities. UltraCard technology is the only technology that offers diversity and backwards compatibility with existing technologies.

- RUGGED. Because of a patented design, UltraCard holds up to the "torturous" environment of the consumer wallet and daily abuse that may leave a credit card inoperable.

- DESIGNED FOR HIGH VOLUME MASS PRODUCTION. At the same time that UltraCard represents a ramping up of capacity, security and privacy, it represents a downward spiral of cost. It will use high volume, high-throughput sputter technology that's a mature, proven production process already cost-reduced substantially.

- SCALABLE. The technology allows smooth transition to larger memory capacity as needs and technology expands. Our Memory Card Subsidiary entry product is based on technology developed by IBM in 1953. It has great growth potential and 20 MB is just the beginning.




INTELLECTUAL PROPERTY

UltraCard relies primarily on a combination of patents, trademarks, copyright and trade secret laws and employee and third-party non-disclosure agreements to protect its intellectual property assets.

PATENTS
UltraCard holds, through its exclusive license with CardTech, Inc., a patent on its Magnetic Card Reader and Method. This patent includes the apparatus and method for a magnetic storage memory and readout for a credit card sized memory. UltraCard also holds, through CardTech, Inc., a Continuation in Part on that patent which includes optical recording, oscillating recording and various types of card substrates. UltraCard has also purchased patents pertaining to memory storage modules for applications of the Personal Computer Memory Card International Association (commonly known as "PCMCIA").

PATENTS  PENDING
UltraCard has pending two patent applications for a linear and high speed rotary portable storage apparatus and methods for using the apparatuses. These patents include optical, magneto-optical, near field, far field, vertical and other modern recording technologies, all contained on a credit card-like portable memory. These two patent applications are very broad and our Memory Card Subsidiary's patent counsel believes that the United States Patent Office may break them up into at least 20 separate patents. UltraCard also has pending a patent application for a data storage unit with an embedded but accessible storage member including the read/write apparatus and methods for using the unit. This patent application is also very broad and our Memory Card Subsidiary's patent counsel believes that it may result in 10 to 12 separate patents.

FINANCIAL  DATA

Revenues are expected to be derived in the following areas:
     1.   Production and sale of UltraCards.
     2.   Production and sale of UltraDrive reader/writers.
     3.   Licensing of the technology.
     4.   Revenues from smart card application solution providers.
     5. Licensing (OEM) and customization of application interfaces, toolkits, operating systems and applications.
     6.   System integration and professional services.
     7.   Transaction based pricing.
     8. Per certificate, user, server, card, application, service and memory property pricing.

STEPS IN THE COMMERCIALIZATION PROCESS

UltraCard intends to first complete the commercialization process of its core, patented technology. Through strategic partnerships and licensing of its proprietary technology, UltraCard plans its revenue streams based on the following model. UltraCard product development strategy is guided by the tactic to accumulate and retain ownership of as broad and comprehensive an intellectual property package as possible in order to retain as much ownership of intellectual property as possible, all R&D activities are funded and controlled in house by UltraCard.

The steps to commercialization are the ability to produce the card body with our Memory Card Subsidiary patented process of hard drive technology on a shim in a credit card format. This process starts with the manufacture of the shim itself, which, by using exacting standards established by our Memory Card Subsidiary, has allowed for the extraction and retraction of the shim within the card body. The shim, after cut to exacting standards, is run through a process called sputtering. Sputtering is a process of layering the shim with magnetics that later can be read from and written to by magnetic heads located within the UltraDrive reader/writer.

The UltraDrive is essential. It is the only drive or reader/writer that works with the total patented system. The UltraCard is inserted into the card slot on the front of the UltraDrive and the card mechanism within the drive accepts the card and extracts the shim. Next the IC chips, one with in the UltraDrive and
one present in the card body validates the authenticity of the UltraCard.   This
process of communication is handled by what is called middleware. Middleware is software used within the system for internal communications between working mechanisms. At this point, the heads within the drive can read information previously written on the shim. If this information has been placed onto the shim in an area of high encrypted security known as a vault area, it is possible that this area could be designated a write once read only area. This is where the biometrics can be stored and accessed to verify the identity of the user. After the user's identity has been verified, the remaining areas of data storage can be accessed.

Within seconds of performing the above validation process, the card is ready to perform the application architected by its issuer. Because of the 20-megabyte data storage capacity on the introductory card, the operating program or software can be more diverse than that which resides on a chip only card (Smartcard). The additional storage capacity allows for many applications beyond that which can only be imagined. The ability of the UltraCard to be read from and written to, with such great data storage capacity, creates what we believe to be a revolutionary product in the data storage industry allowing for individual and personal control over highly sensitive information.

The IC chip residing on the card itself classifies the UltraCard as a smartcard and with proper programming can be used in the many smartcard readers already in place around the world. The magstripe on the rear of the card gives the UltraCard the ability to be read by all of the magstripe readers around the world. These additional abilities are what makes the UltraCard backward compatibility and it can be used the world over by existing readers, until the implementation of UltraDrives occurs allowing for a more secure use.

The ability of UltraCard to partner with other manufacturers of the above items is a direct and logical track for UltraCard to follow. The more outsourcing the less internal funding is required.

                             MANUFACTURING STRATEGY

UltraCard intends to use contract manufacturing and other disk drive companies to produce its products. Because we believe there is excess manufacturing capacity in the disk drive industry today, the contract manufacturing approach should result in lower short term investment, maximum ability to vary production levels to meet demand and lower risk of early manufacturing start-up problems. In addition, we expect contract manufacturing to dramatically reduce UltraCard's required headcount which would result in better return on assets than would be possible if our Memory Card Subsidiary were to build its own manufacturing facility.

IC's or chip manufacturers are readily available, and with the low memory capacity needed for the UltraCard solution, many could be chosen, some of which have already entered into technology partner relationships with our Memory Card Subsidiary.

However, UltraCard does intend to maintain absolute control over manufacturing from the perspectives of manufacturing process and inventory exposure. Our Memory Card Subsidiary also intends to control the quality processes in the plant including all incoming inspection procedures, in-cycle quality assurance and final burn-in and test. UltraCard also will set up an ongoing reliability inspection of its products to fully meet specifications and reliability goals before they are shipped.

                                 CURRENT STATUS

-    The reader/writer is in the final R&D stage.
- Card interchangeability and interoperability are currently undergoing test and refinement for maximum reliability
- Reader/writer units for initial pilot tests and demonstration have been completed by the Research and Development team.

                                DESIGN COMPLETION

The next step will be to refine the R&D units based on test results and definitive market information into a product specific design for a specific customer. This first take place followed by hard tooling the pilot production (China), after which full scale production can begin.


                                      MEDIA

The magnetic recording media is the most critical component in the UltraCard intellectual property package. Full control of the media from R&D through full scale production will be maintained by our Memory Card Subsidiary. This includes process and quality control of the substrate, the sputter deposition equipment, the magnetic film, the protective overcoats and inspection equipment and material handling and automation technology for high volume production. The volume production goal from day one has been to achieve one million "shims" or media inserts per day. The Company has a supply agreement with Komag Incorporated is an important step towards meeting the manufacturing goal.

Komag, founded in 1983, is the world's largest independent supplier of disks and has produced over 480 million thin-film disks, the primary high-capacity storage medium for digital data in computers. Through its advanced development and high volume production facilities in the United States and abroad, Komag provides high quality, leading edge data storage products at a low overall cost to its customers.

                                   CARD BODIES

UltraCard is currently exploring establishing partnerships with several venders including Orga and Giesecke & Devrient, Inc. to provide card body development, manufacturing and supply the card bodies to UltraCard specifications.


                                CQUE CORPORATION
cQue Corporation (formerly Centurion Technologies, Inc.), (a development stage company), is a systems and communications developer that has created a database and secure network that services the medical, educational and government markets. The Company was formed in November 1996 in Redmond, Washington.

cQue has designed a Web-based software application called iQue Rx(TM) that manages data stored on a smart card and has the capability of disseminating private electronic information securely, easily, and efficiently. iQue Rx(TM) currently uses the available smart card technology and it is being upgraded to the new UltraCard platform. The application can be accessed through any dial up, dedicated, hard-wired, (Ethernet) or wireless connection running over a Virtual Private Network or Windows 2000, Web or LAN Server.

The primary market focus of this technology is in the medical industry, travel and government markets. One of the core features is providing medical and other vital information on a smart card platform capable of providing a host of interrelated services online including such things as pharmacology conflict analysis. The company was formed in November 1996 in Redmond, Washington. The flagship product, iQue Rx(TM) is ready for final commercial site testing. Following programming and control function updates after testing, the product will be market-ready for commercialization.

       ELECTRONIC MEDICAL RECORDS - POWERED BY INTELLIQUE(TM) SMART SUITE
The United States federal government is actively involved in electronic digital record programs, including eMR (electronic medical records). In fact, the US Department of Defense is involved in the largest known as GCPR in the history of digital records, with over $2.5 billion dollars allocated to convert the US Department of Defense paper based record systems into a digital record exchange system. These federal government initiatives, including: the GSA Smart Common ID Program (smart card ID) and Department of Defense (D/SIDDOMS) eMR Programs are significant both in concept and budget commitment. UltraCard & cQue coupled with cQue team partner administrators - Litton/PRC, Logicon. SAIC, and Schlumberger Technologies are in the right place at the right time. It will take a concerted effort to accomplish established goals.

A news article published by the Washington Post (November 30, 1999) reads, "As many as 98,000 Americans die unnecessarily every year from medical mistakes made by physicians, pharmacists and other health care professionals, according to an independent report released that calls for a major overhaul of how the nation addresses medical errors. More Americans die from medical mistakes than from breast cancer, highway accidents, or Aids, according to the report from the Institute of Medicine. That costs the nation almost $9 billion a year." cQue intends to provide a solution to this problem on an international scale.

Computerized prescribing is long overdue in the United States. Virtually all prescriptions are still handwritten or even worse, verbally called into the pharmacy. cQue's web-based software application permits both offline and online access to portable smart card data, local client server, and national repository (cQue global server). iQue Rx(TM) uses SmartCheck, an interactive medical advisory database. Every MD Rx order is carefully reviewed for potential conflicts or interactions with over-the-counter products, foods, herbals, and other medications in use. A medical alert is displayed and sent directly to the appropriate physician and pharmacist.


  IQUE(TM) RX IS AN AMBULATORY AND EMERGENCY PATIENT CARE RECORD MANAGEMENT AND

                           CONTROLLED RX ORDER SYSTEM
The iQue Rx(TM) software is an integrated system for secured access, transfer, and storage of cumulative patient healthcare data in a real-time on-line environment. The system uses smart cards, biometrics, and other forms of secured access to insure complete patient and provider confidentiality consistent with the latest proposed HIPAA standards. The system also provides complete portability of patient medical information in a customized, highly flexible format, thereby creating a fully electronic ambulatory record of relevant encounters and episodic and longitudinal care elements.

                     IQUEACCESS(TM) PORTABLE MEDICAL RECORD
The iQue(TM) Rx system provides dual access to records. Patient medical records stored on a smart card provide portability. At the same time, the smart card provides controlled PKiQue(TM) access to detailed records over a secured socket layers (SSL) internet channel.

                   IQUEVIEW(TM) DETAILED MEDICAL RECORD ACCESS
Through the use of our Access Profile Control Interface (APCI) the iQue(TM) Rx environment provide quick, real-time access to vital medical data stored on a Primary Institutional Site (PIS) Server located at the patients primary physician's office.

                    IQUEORDER(TM) ONLINE MEDICATION ORDERING
An additional feature of the iQue(TM) Rx system is web-enabled medication ordering. This permits doctors to send a digital prescription order directly to a selected pharmacy that includes vital patient health information with the order (script).


                   IQUELOGIC(TM) DRUG INTERACTION INTERVENTION
 The built-in Rx screening software is designed, to reduce most identified drug interactions and conflicts. To accomplish this, iQueLogic(TM) looks at all orders checking them against meds to meds, meds to allergies, meds to immunizations, meds to herbals, and soon to follow meds to foods and meds to over-the-counters (e.g. Rogaine).

                           INSURANCE FORMULARY CONTROL
The built-in intelligent interface alerts the doctor when attempts are made to place medication orders that are not covered under the patient's insurance plan.


                    IQUECONNECT(TM) TWO-WAY CONTACT MANAGER.
Allows two-way text communication to take place between healthcare professionals, either in real-time or synchronized delayed communication.

 iQue(TM)Rx monitors the user on-line activities through the smart card login process and routes messages to them remotely.

iQue Rx(TM) is designed to connect any person around the globe with real-time encrypted data transfer instantaneously. The smart card is a key component in a system that uses iQue Rx,(TM) because it provides off-line record access and provides the security link to the database by keeping the passwords or other biometric access controls on a computer chip embedded on a plastic card. cQue believes that it makes patient and client data readily available in a secure, universally accessible, portable, nonproprietary, digital format, using a smart card integrated into iQue Rx(TM) application software that provides a real-time, universal, online, interactive, MD-based order entry system.

The iQue Rx(TM) workstation application manages the patient's data through various screens. The entrance into a patient's data is through a "profile" screen that shows all of the data. The profile screen displays a summary of the information stored on a User's card in a flexible and intuitive manner. The information is grouped by category into a series of boxes, which the access user can arrange and resize to their liking. The profile screen arrangement is stored on the access user's card-their preferences are present on whatever workstation they use.

iQue Rx(TM) stores a patient profile that consists of several blocks of information including prescription medications, over-the-counter medications, allergies, immunizations, foods, herbals and insurance coverage as well as other patient information specific to the application. For example, Rx SmartCheck is a component of iQue Rx(TM) that can alert physicians and pharmacists to possible conflicts, drug interactions or medical insurance coverage qualification.

THE INTELLIQUE(TM) SYSTEM IS A SMART CARD ENABLED SECURED RECORD MANAGEMENT FRAMEWORK.



                   PKIQUE(TM) SMART CARD SECURED LOGIN SCHEMA

By using the PKIQUE(TM) solution, digital certificates can be access through the smart card and facilitate the transfer of private and public keys to the server. This method can also be used to create a smart card secured website access.

                BIOIQUE: USER AUTHENTICATION BIOMETRIC INTERFACE

Using fingerprint verification, any new fingerprint scan sample can be compared to the stored fingerprint template (386 bytes) held on the card. This method provides 1 to 1 verification and eliminates the need to store prints on a centralized server, protecting individual's personal identities.

             CONTROLIQUE: SYSTEM ADMINISTRATOR CARD TYPE DEPLOYMENT

Different card types create multiple gateways into the software, allowing controlled, and/or restricted access to sensitive information. As an added benefit, the interface can turn off features and procedures that are not relevant to the card user, reducing the software's complexity and technical support requirements.


                     APCIQUE: INFORMATION DATABASE PROFILING

Using the Access Profile Control Interface (APCI) the IntelliQue(TM) environment can easily be configured to provide quick, real-time access to any database. The APCI environment creates a very flexible and GUI design method for view, editing and browsing important information.

      CASHIQUE: E-PURSE WITH BACK-END PROCESSING & CARD MANAGEMENT SOLUTION

IntelliQue(TM) utilizes an e-purse solution that is CEPS compliant, allowing multiple purses and currencies to be stored on the same card. A complete on-line or off-line back-end settlement system supports the loading and exchange of funds. Their card issuance program is support by a 24/7 customer support team, which handles any card tracking problems and card re-issuance concerns.


The ability to provide proper identification of the patient is important. The iQue Rx(TM) system provides alternative identification options, including: voice print, fingerprint and photo identification. Two different photo resolution versions could be created at patient registration. The higher quality, size, and larger digital file size photo would be stored either on the workstation or server and the thumbprint (e.g., drivers license size) could be stored on the smart card.

Keeping a patient's medical history safe from computer intruders can be accomplished by having them carry their personal health records in a wallet or purse on smart cards or the new UltraCard. cQue believes that new media will change the way people think about prescription orders and medical records. Using secure encrypted data, smart cards (and soon UltraCards) allow physicians and other healthcare providers to create, maintain and update standardized patient medical information for use throughout the whole medical community on a tightly controlled "right-to-know" basis. This is accomplished through individual patient, pharmacist and physician personal smart cards (and soon UltraCards), read/write card terminals and high security cryptographic software globally tied together with the use of Internet and interlinked networks.

The smart card (and soon the UltraCard) contains the patient's emergency health details, established in compliance with most generally accepted American medical standards. The patient's general practitioner, who possesses a professional's card, may update the medical file, as permitted by legal standards. Read and write access to the patient's card is protected by the card-bearer's confidential code. The card also contains the name and address of the patient and even details of insurance coverage, if necessary. A special smart card reader (soon to be an UltraDrive) reads the card via the software application program.

Data storage space on the smart card is very limited, unlike the relatively larger storage capacity of the new UltraCard. Using existing smart cards, in order to use the space effectively and efficiently, literal data (text) is used sparingly. The Schlumberger 8K Cyberflex card, as an example, has only 8192 bytes of available EEPROM (non-volatile storage space). Such a card will only hold approximately 1-1/2 typewritten pages. The alternative to storing literal data, such as a personal physician's demographic information, is to provide a database table populated with this information for all relevant physicians and a reference number, or "key" for each one stored. This method requires much less space on the smart card than the literal data. A problem associated with this method occurs when the database is stored on a server. A connection to the server is required or some alternative method must be used to retrieve the literal data associated with a key. With the introduction of the UltraCard, the medical industry will be able to make portable in the form of literal data much more of the patient information, while also using additional UltraCard space to enhance data security.

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


                          GLOBAL CYBERSYSTEMS COMPANIES

Global Cybersystems Inc. is a Nevada Corporation which has licensed the sales and marketing rights to the UltraCard technology in the United States for retail and convenience applications, as well as banking. In addition the Company has been licensed the worldwide gaming applications.

Global Cybersystems PLC is a privately owned company based in London, England which is wholly owned by Global Cybersystems SA, a Swiss Company. The Companies have the exclusive rights to commercialize the UltraCard technology in Europe. The purpose of the company is to provide a variety of services including the distribution, trade and licensing of electronic data storage media, hardware, and software. Currently activities at Global Cybersystems are dormant.




                     ROCKSTER, INC. (TRANSACTION IN-PROCESS)

Rockster and Upgrade entered into a letter of intent dated December 11, 2000 pursuant to which Upgrade agreed to purchase 57% of Rockster's the outstanding capital stock. On March 6, 2001, the Company also entered into a letter of intent with Rockster Records, Inc. (Rockster Records) to acquire 10% of Rockster Records for total purchase price of $2,000,000. The payments were to be made on or before April 30, 2001. No definitive agreement has been entered into by the parties. Upgrade has made substantial non-secured advances to Rockster there can be no assurance that the transaction will be consummated or that Upgrade will recover the advances made to Rockster.

ROCKSTER's primary focus is digital distribution and acquisition of intellectual properties. The underlying technology applied to distribute and acquire content is a magnet to both, artists and consumers. It protects and creates revenues for the artist and allows consumers to pay for materials exchanged among themselves. And all this can be done securely, anonymously, and most importantly, conveniently. Its peer-to-peer dynamic allows for fast dissemination of Rockster's technologies and content. Rockster's model is to build assets and generate income concurrently.

ROCKSTER has been structured to be a full service distribution entity incorporating new technologies, a record label, a music publishing division, and a production company.

THE TECHNOLOGY - Rockster has four products that when deployed will create a methodology for a complete solution of intellectual property distribution system. The products are: WebBouncer, WebCard, RightTrack and DEEVA.

WEBBOUNCER can catalogue every Web user in the world that's not unique for a Proxy Server. But, what's unique to WebBouncer is its Extra Intelligence that can encrypt this database and do 3 things with it:


                             BI-DIRECTIONAL SECURITY
Allows parents to prevent their kids from being exposed to undesirable materials that can be downloaded to their PCs. But, also it allows employers to control what goes out of their network and into the hands of the competition or strangers that have no business acquiring such information. It's an intelligent filter that works in both directions with data coming in and data going out.

                         BROWSE WITH COMPLETE ANONYMITY
Once your personal information is encrypted, no one can learn anything about you anymore, and you can choose to browse the web with complete anonymity. Your Internet pseudonym, say John Doe or Marie Jane, is all the Data Miners can collect on you. There is absolutely no footprints left behind your journey on the web - it's zero knowledge about what you do. If you don't break any laws, no one will ever know what you do or what you buy or what sites you visit when you browse the net.

                             INTERFACE WITH WEBCARD
The WebCard lies on top of your real information on the WebBouncer Server, but like WebBouncer, it allows you to go out click and buy without leaving any information behind for the digital vultures. Moreover, it makes the online shopping faster and more pleasant - you find a song (single track), a book, a shampoo, or whatever, just click and go. All the information that you need to buy is pre-set on the anonymous card, and therefore you no longer need to fill out forms, give credit card numbers, mother's maiden name, social security, etc.

RIGHTTRACK - a very significant technology. RightTrack embeds code (not fingerprint or watermark) into digital files. It does not matter if it is a song, an article, a music sheet, a video game, etc. Once encoded with this technology, such a file can be tracked on the web for various purposes. For example, a song can allow WebBouncer to collect money for the artist who wrote the song or for the writer of an article, and so on.

DEEVA - is an acronym for Dynamic Efficient E-commerce Virtual Agent. It causes every computer on the Internet to look and feel like a directory on your own computer. That's called a peer-to-peer network. Do you want to buy a rare stamp? Just fill out a simple form with specifics about the stamp, and how much you want to pay for it, and submit it. Anyone in the world selling that stamp will find you within seconds - voila you got your stamp. No more useless trips to e-bay, Yahoo!, or stamp sites on the Internet. And guess what? If the seller is a WebBouncer member with a WebCard you don't even have to talk money. His WebCard will be credited the amount upon which you both agreed, and your WebCard will be debited the same amount.


FOREIGN  OPERATIONS

The Company does not engage in any operations in foreign countries.


PERSONNEL

As of September 30, 2001, the Company and its subsidiaries had 35 full time employees. The Company from time-to-time will contract with outside programmers, engineers and other data processing professionals, rather than hiring full-time staff. The employees are not represented by a collective bargaining unit, and the Company considers its relationship with its employees to be good. Rockster, Inc on September 30, 2001 had 3 full time equivalent employees.

                               ITEM 2.  PROPERTIES
                               -------------------

The following table sets forth information relating to each of the Company's offices as of September 30, 2001. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at September 30, 2001 was $2.1 million.

     PRINCIPAL BUSINESS OFFICE:

     1411 Fourth Avenue, Suite 629, Seattle, Washington 98101

     SUBSIDIARY OFFICES:

     Ultracard, Inc.
     ---------------
     980 University Ave., Los Gatos, California 95032 (effective January 11,
     2001)
     4101 Westerly Place, Suite 108, Newport Beach, California 92660
     2220 Eastman, Suite 106, Ventura, California 93003 (closed October 2001)

     cQue Corporation
     ----------------
     10900 NE 8th Street, Suite 900, Bellevue, Washington   98004

     EforNet
     -------
     1411 Fourth Avenue, Suite 629, Seattle, Washington   98101

     Rockster, Inc. (Transaction In-Process)
     --------------
     8820 Wilshire Blvd., Beverly Hills, California   90211

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


                           ITEM 3.  LEGAL PROCEEDINGS
                           --------------------------

Upgrade, its president, Daniel S. Bland, and Chief Operating & Financial Officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade
                                         -----------------------------------
International Corporation et al., Superior Court of the State of California in
-------------------------------
for the County of Sonoma. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral agreement, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, and an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade believes that the plaintiff's allegations are without legal or factual basis and intends to vigorously defend the lawsuit. Upgrade filed a counterclaim against Pathways, its Board of Directors and executive officers, for moneys due and owing from funds advanced, fraud in the inducement as well as other misrepresentations made by Pathways to Upgrade. As a result, Upgrade recorded a provision for the advances made to Pathways in the event those amounts prove to be uncollectible.

Upgrade, its president, Daniel S. Bland, and Chief Operating & Financial Officer, Howard Jaffe, are defendants in Kenneth Donnelly v. Upgrade
                                         ---------------------------
International Corporation et al., Superior Court of the State of California in
           ---------------------
for the County of Santa Clara, Cause No. CV801537. The complaint, filed September 18, 2001, alleges breach of employment contract, breach of oral argument, and false representations to induce relocation. Specifically, plaintiff alleges that Upgrade has failed to pay him employment wages. Upgrade believes that the plaintiff's allegations are without legal or factual basis and intends to vigorously defend the lawsuit.

Pursuant to a court order dated May 26, 2000, the three actions previously filed against Upgrade and its president, Daniel S. Bland, have been consolidated into one action, In Re Upgrade International Corporation Securities Litigation, U.S. District Court, Western District of Washington at Seattle, c/a #C00-0298. A Consolidated and Amended Class Action Complaint was filed July 24, 2000. Six minority shareholders are named as lead plaintiffs. The complaint alleges that material misrepresentations and omissions were made by Upgrade and Mr. Bland in violation of the Securities Exchange Act of 1934. Specifically, the complaint alleges that Upgrade and Mr. Bland made false statements regarding market readiness and technological capabilities of its UltraCard technology, thereby artificially inflating Upgrade's stock. The consolidated complaint seeks class certification and payment of unspecified damages and attorneys fees. Upgrade filed a motion to dismiss the complaint, which was affirmed by the court on February 9, 2001. Plaintiffs appealed the court's order to dismiss, and the defendants filed a cross appeal seeking sanctions. The parties entered into a stipulated agreement to dismiss their appeals; which closed this case.


          ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          ------------------------------------------------------------


On March 27, 2001, the Company held its Annual Meeting of Shareholders. The shareholders voted on and approved the following matters, with the voting results indicated:

     Issue  1:     Election  of  Directors:

     Daniel S. Bland, Class 3 (term expiring 2004)
     For:     11,273,980           Withheld  Vote:     123,068

     Malcolm P. Burke, Class 3 (term expiring 2004)
     For:     11,277,580           Withheld  Vote:     119,468

     Ronald P. Erickson, Class 2 (term expiring 2003)
     For:     11,132,474           Withheld  Vote:     264,574

     Howard A. Jaffe, Class 2 (term expiring 2003)
     For:     11,271,930           Withheld  Vote:     125,118

     Issue 2:     For approval of the Company's 2000 Omnibus Stock Option Plan:

For          Against     Abstain     Broker Non-Votes
---          -------     -------     ----------------
7,127,515    63,314      60,055      4,146,164


     Issue 3: The appointment of Grant Thornton, L.L.P. as the Company's independent auditors for the fiscal year 2001:

     For          Against     Abstain     Other Non-Votes
     ---          -------     -------     ----------------
11,353,455        13,801      29,792      9,758,113

                                     PART II

ITEM  5.  MARKET  FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

The Company's common stock is traded on the OTC Bulletin Board Market under the symbol "UPGD" as well as the Frankfort Stock Exchange. The approximate number of stockholders of record of common stock as of January 8, 2002 was 388.
Certain shares of the Company are held in "nominee" or "street" name and accordingly, the number of beneficial owners of such shares are not known or included in the foregoing number. Such shares are not separated to count actual beneficial owners. As of January 8, 2002 there were 41,282,802 shares of common stock outstanding. The following table presents quarterly market information for the Company's common stock for the fiscal year ended September 30, 2001:

                                  MARKET   PRICE    RANGE
                                    LOW     HIGH   CLOSING
                                  -------  ------  --------
         FISCAL YEAR 2001
         ----------------
Quarter ended September 30, 2001  $   .57  $ 2.89  $   1.37
--------------------------------  -------  ------  --------
Quarter ended June 30, 2001       $  2.20  $ 3.34  $   2.31
--------------------------------  -------  ------  --------
Quarter ended March 31, 2001      $  1.63  $ 4.84  $   3.34
--------------------------------  -------  ------  --------
Quarter ended December 31, 2000   $  2.38  $11.00  $   2.66
--------------------------------  -------  ------  --------

         FISCAL YEAR 2000
         ----------------
Quarter ended September 30, 2000  $  9.13  $20.25  $   9.91
--------------------------------  -------  ------  --------
Quarter ended June 30, 2000       $  8.00  $27.50  $  14.88
--------------------------------  -------  ------  --------
Quarter ended March 31, 2000      $ 17.50  $89.88  $  23.94
--------------------------------  -------  ------  --------
Quarter ended December 31, 1999   $  3.00  $52.25  $  40.50
--------------------------------  -------  ------  --------


During fiscal year 2001, the Company sold unregistered securities that have not previously been disclosed in its filings on Form 10-QSB as follows:

          On December 28, 2000, the Company granted to an officer/director of the Company options to purchase 575,000 shares of common stock at an exercise price of $2.50 per share, 375,000 of which were exercisable immediately and the remaining 200,000 were to vest over a three-year period in equal increments of 8.33% every three months commencing on March 28, 2001. The options expire ten years from the date of grant.

          In January, Upgrade issued 3,872 shares of common stock at a price of $2.60 per share, warrants to purchase 4,840 shares of common stock at a price of $2.60 per share, and warrants to purchase 7,744 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Securities Act of 1933 (the "Act").

          In January, Upgrade issued 7,744 shares of common stock at a price of $2.60 per share, warrants to purchase 9,680 shares of common stock at a price of $2.60 per share, and warrants to purchase 15,488 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In January, Upgrade issued 3,872 shares of common stock at a price of $2.60 per share, warrants to purchase 4,840 shares of common stock at a price of $2.60 per share, and warrants to purchase 7,744 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In February, Upgrade issued 3,904 shares of common stock at a price of $2.60 per share, warrants to purchase 4,880 shares of common stock at a price of $2.60 per share, and warrants to purchase 7,808 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In February, Upgrade issued 7,422 shares of common stock at a price of $2.74 per share, warrants to purchase 9,278 shares of common stock at a price of $2.74 per share, and warrants to purchase 14,844 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In February, Upgrade issued 3,904 shares of common stock at a price of $2.60 per share, warrants to purchase 4,880 shares of common stock at a price of $2.60 per share, and warrants to purchase 7,808 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          On March 27, 2001, the Company granted to officers and to board members options to purchase 600,000 shares of common stock at an exercise price of $3.19, 400,000 of which vested immediately with the remaining options vesting in equal increments every three months commencing on June 30, 2001. The options expire ten years from the date of grant.

          In March, Upgrade issued 5,754 shares of common stock at a price of $1.78 per share, warrants to purchase 7,193 shares of common stock at a price of $1.78 per share, and warrants to purchase 11,508 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In March, Upgrade issued 11,508 shares of common stock at a price of $1.78 per share, warrants to purchase 14,386 shares of common stock at a price of $1.78 per share, and warrants to purchase 23,017 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In March, Upgrade issued 5,754 shares of common stock at a price of $1.78 per share, warrants to purchase 7,193 shares of common stock at a price of $1.78 per share, and warrants to purchase 11,508 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In April, Upgrade issued 4,448 shares of common stock at a price of $2.32 per share, warrants to purchase 5,560 shares of common stock at a price of $2.32 per share, and warrants to purchase 8,897 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In April, Upgrade issued 8,300 shares of common stock at a price of $2.49 per share, warrants to purchase 10,375 shares of common stock at a price of $2.49 per share, and warrants to purchase 16,600 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In April, Upgrade issued 4,448 shares of common stock at a price of $2.32 per share, warrants to purchase 5,560 shares of common stock at a price of $2.32 per share, and warrants to purchase 8,897 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In May, Upgrade issued 3,991 shares of common stock at a price of $2.61 per share, warrants to purchase 4,989 shares of common stock at a price of $2.61 per share, and warrants to purchase 7,982 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In May, Upgrade issued 8,669 shares of common stock at a price of $2.40 per share, warrants to purchase 10,836 shares of common stock at a price of $2.40 per share, and warrants to purchase 17,337 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In May, Upgrade issued 3,991 shares of common stock at a price of $2.61 per share, warrants to purchase 4,989 shares of common stock at a price of $2.61 per share, and warrants to purchase 7,982 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In June, Upgrade issued 4,667 shares of common stock at a price of $2.25 per share, warrants to purchase 5,833 shares of common stock at a price of $2.25 per share, and warrants to purchase 9,333 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In June, Upgrade issued 9,361 shares of common stock at a price of $2.24 per share, warrants to purchase 11,701 shares of common stock at a price of $2.24 per share, and warrants to purchase 18,722 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In June, Upgrade issued 4,667 shares of common stock at a price of $2.25 per share, warrants to purchase 5,833 shares of common stock at a price of $2.25 per share, and warrants to purchase 9,333 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In July, Upgrade issued 6,412 shares of common stock at a price of $2.08 per share, warrants to purchase 8,015 shares of common stock at a price of $2.08 per share, and warrants to purchase 12,824 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In July, 2001, Upgrade issued 11,457 units at a price of $1.76 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 22,914 shares of common stock at a price of $6.00 per share. The issuances were exempt under Regulation S of the Act.

          In July, Upgrade issued 6,412 shares of common stock at a price of $2.08 per share, warrants to purchase 8,015 shares of common stock at a price of $2.08 per share, and warrants to purchase 12,824 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In July, Upgrade issued 17,599 shares of common stock at a price of $1.88 per share, warrants to purchase 22,000 shares of common stock at a price of $1.88 per share, and warrants to purchase 35,199 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In July, 2001, Upgrade issued 2,864 units at a price of $1.76 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 5,729 shares of common stock at a price of $3.00 per share. The issuances were exempt under Regulation S of the Act.

          In July, 2001, Upgrade issued 14,321 units at a price of $1.76 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 28,643 shares of common stock at a price of $6.00 per share. The issuances were exempt under Rule 506 and Section 4(2) of the Act.

          In July, Upgrade completed a private placement offering of 37,000 shares of its common stock at a price of $2.00 per share for total proceeds of $74,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

          In July, 2001, Upgrade issued 14,322 shares of its common stock at a price of $1.56 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In August, 2001, Upgrade issued 23,534 shares of its common stock at a price of $.96 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.


          In August, Upgrade issued 15,316 shares of common stock at a price of $1.27 per share, warrants to purchase 19,145 shares of common stock at a price of $1.27 per share, and warrants to purchase 30,632 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In August, Upgrade issued 31,583 shares of common stock at a price of $1.13 per share, warrants to purchase 39,479 shares of common stock at a price of $1.13 per share, and warrants to purchase 63,167 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In August, Upgrade issued 15,316 shares of common stock at a price of $1.27 per share, warrants to purchase 19,145 shares of common stock at a price of $1.27 per share, and warrants to purchase 30,632 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In August, 2001, Upgrade issued 20,312 units at a price of $1.09 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 45,624 shares of common stock at a price of $6.00 per share. The issuances were exempt under Regulation S of the Act.

          In August, 2001, Upgrade issued 23,242 units at a price of $1.09 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 46,483 shares of common stock at a price of $6.00 per share. The issuances were exempt under Rule 506 and Section 4(2) of the Act.

          In August, 2001, Upgrade issued 5,078 units at a price of $1.09 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 10,156 shares of common stock at a price of $3.00 per share. The issuances were exempt under Regulation S of the Act.

          In September, 2001, Upgrade issued 8,143 units at a price of $.72 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 16,285 shares of common stock at a price of $3.00 per share. The issuances were exempt under Regulation S of the Act.

          In September, Upgrade issued 44,333 shares of common stock at a price of $.72 per share, warrants to purchase 55,416 shares of common stock at a price of $.72 per share, and warrants to purchase 88,665 shares of common stock at a price of $3.00 per share as loan penalty fees. The issuances were exempt under Regulation S of the Act.

          In September, Upgrade issued 20,649 shares of common stock at a price of $.81 per share, warrants to purchase 25,812 shares of common stock at a price of $.81 per share, and warrants to purchase 41,299 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In September, 2001, Upgrade issued 40,712 units at a price of $0.72 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 81,426 shares of common stock at a price of $6.00 per share. The issuances were exempt under Rule 506 and Section 4(2) of the Act.

          In September, Upgrade issued 20,649 shares of common stock at a price of $.81 per share, warrants to purchase 25,812 shares of common stock at a price of $.81 per share, and warrants to purchase 41,299 shares of common stock at a
price of $3.00 per share as loan penalty fees.   The issuances were exempt under
Regulation S of the Act.

          In September, 2001, Upgrade issued 32,571 units at a price of $.72 per share as a loan penalty fee. Each unit contained one share and one warrant to acquire one additional share of common stock at the same price. In addition, as part of the loan penalty fee, Upgrade issued warrants to purchase 65,140 shares of common stock at a price of $6.00 per share. The issuances were exempt under Regulation S of the Act.

          In September, 2001, Upgrade completed a private placement offering of 1,600,000 shares of its common stock at a price of $.70 per share for total proceeds of $1,120,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

          In September, 2001, Upgrade issued 563,080 shares of its common stock at a price of $.54 per share pursuant to the conversion of debentures. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 284,042 shares of its common stock at a price of $.60 per share pursuant to the conversion of debentures. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 124,721 shares of its common stock at a price of $1.30 per share as a penalty for failure to file a registration statement registering shares underlying warrants. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 7,126 shares of its common stock at a price of $2.90 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 7,362 shares of its common stock at a price of $2.83 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 9,052 shares of its common stock at a price of $2.32 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 7,570 shares of its common stock at a price of $2.73 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 8,573 shares of its common stock at a price of $2.43 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 7,807 shares of its common stock at a price of $2.69 per share as a loan penalty fee. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade issued 1,000,000 shares of its common stock at a price of $1.50 per share as prepayment of a financing fee; the share issuance is subject to cancellation in the event the financing does not close. The issuance was exempt under Rule 506 and Section 4(2) of the Act.

          In September, 2001, Upgrade completed a private placement offering of 200,000 shares of its common stock at a price of $1.00 per share for total proceeds of $200,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

          In September, 2001, Upgrade completed a private placement offering of 1,000,000 shares of its common stock at a price of $.50 per share for total proceeds of $500,000. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S of the Act, due to the foreign nationality of the investor.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATION
-------------

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

GENERAL

The Company is a development stage enterprise. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. The process of commercialization of the Company's core technology is focused upon the development of that core technology, the UltraCard and read/write device. In addition, the Company is in the process of acquiring strategically aligned businesses to facilitate certain applications of the Company's core technology. To date, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue and to accelerate in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing.

During 2001, equity investments has been increasing difficult reflecting the marketplace; therefore the Company has incurred a great deal of debt financing to meet its obligations during the year.

The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations. There can be no assurance that such additional funding will be available on acceptable terms, if at all.

     Year ended September 30, 2001 compared to year ended September 30, 2000.

Net losses aggregated $30.2 million in the fiscal year ending September 30, 2001 compared with an $17.4 million net loss for prior fiscal year. This increase in net loss reflects a continued and growing level of investment into the Company's technology, production processes and the development of commercialization of the Company's core technology. Research and development expenditures were approximately the same in the current fiscal year, $6.4 million, compared to the prior year, $6.8 million, indicating the continuing technology investment as the Company nears the completion of a production ready product. The majority of the research and development expenses occurred at UltraCard in a concentrated effort to complete a commercialized version of its high memory capacity UltraCard and read write device. These expenditures reflect the Company's focused efforts upon completing its research and development initiatives, while at the same time, establishing production processes and specifications to facilitate the Company to engage others to produce the UltraCard and its read write device.

The other significant operating subsidiary cQue (formerly Centurion) contributed approximately 7% of the total loss reflecting both the allocation of limited resources along with the focus of the consolidated groups efforts to complete the UltraCard technology. All of the Company's research and development costs have been expensed as incurred.

As a result of the significant increase in debt financing to the Company, interest expense increased to $5.7 million in the current fiscal year compared to $1.0 million the previous year. The impact of higher costing funds to the Company is a reflection of the capital markets and resulting lack of investment activity that took place in 2001. As future investments in the Company permit, it is the intention of the Company to paydown on its high cost financings and debt.

During the fiscal year the Company announced that it had terminated the merger agreement with The Pathways Group. Advances to Pathways of over $3.0 million were deemed potentially uncollectible and accordingly the Company has provided an allowance for collection of the amount due. The Company's advance to Pathways is collateralized by way of a general security over the Pathways assets. The Company plans to actively pursue collection.


Sales and marketing expenditures were $1.6 million in the current fiscal year compared to $2.0 million the previous year. Albeit modest, sales and marketing expenditures are associated with the Company's attendance at trade shows and industry awareness programs to enable the Company to build market awareness and to establish and develop new markets in preparation for an effective product launch when the Company completes the commercialization phase of development.



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


     Liquidity  and  Capital  Resources

At September 30, 2001, cash and cash equivalents were approximately $2.6 when compared to $0.4 million as of September 30, 2000. However the increase in cash is reflective of the timing of a closing of a financing. The US and international economy, conditions of world capital markets, and other external factors impact the ability of the Company to raise capital. During the last year the capital markets willingness to invest in development companies has become more restrictive and limited the Company's ability to fund the financing agreements of the subsidiaries resulting in increased accounts payable balances. However the Company was able to secure other forms of financings rather than equity investment to meet its obligations throughout the year. During the year ended September 30, 2001, the Company did raise approximately $15 million in privately placed equity, debt and other forms of financings. The Company's negative cash flow from operations is expected to continue. The Company does expect that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2002.

Subsequent to September 30, 2001, the Company raised an additional $2.2 million through $1.7 million in equity placements and $.5 million in debt and convertible debenture placements.

The Company continues to devote extensive efforts in its ability to raise capital, including the identification of a significant number of new sources of capital.


Subsequent  Events

Subsequent to the year end the Company has continued to fund operations through the issuance of both equity and debt securities. During the period October to December, 2001 the Company received $1,108,705 from foreign investors in transactions exempt from registration under Regulation "S", private placement offering documents for the issuance of 2,217,410 shares at a price of $0.50 per share. In addition warrants to acquire 1,567,410 shares at $0.50 per share were issued in conjunction with the offerings.

Between September through November 2001 the Company received proceeds aggregating $618,734 from a number of investors pursuant to both Regulation "S" and Rule 506 private placement offering documents for the issuance of 680,608 shares at a price of $0.91 per share. The Regulation "S" offerings represent 66,275 shares with the balance of 614,333 being issued pursuant to Rule 506. In addition warrants to acquire an equal number of shares at $0.91 per share were issued in conjunction with the offering.

During the period October to December 2001 the Company received proceeds pursuant to notes payable aggregating $488,500. The notes have a term of 30 days, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on the maturity date, a penalty charge will be due and payable as follows;

10% of the unpaid principal and interest at the maturity date will be issued in common stock to the lender, calculated based upon the average trading price of the common stock of the Company on the loan maturity date.

Warrants to acquire common stock will be issued equal to 10% of the unpaid principal and interest at the loan maturity date issued at a strike price of the average trading price of the Company's common stock on the maturity date.

Additional warrants to acquire common stock will be issued equal to 20% of the unpaid principal and interest at the loan maturity date calculated at the current market issued at a strike price of $3.00.

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

SELECTED  FINANCIAL  DATA

The following table sets forth certain consolidated financial and other data of the Company at the dates and for the periods indicated. The information is derived in part from and should be read in conjunction with the Company's consolidated financial statements and notes thereto (dollars in thousands, except common share data):

                                                YEAR ENDED SEPTEMBER,
                                   --------  --------  --------  -------  -------
                                     2001      2000      1999     1998    1997(1)
                                   --------  --------  --------  -------  -------
STATEMENT OF OPERATIONS DATA:
Costs and expenses:
Research and development           $ 6,382   $ 6,834   $ 1,108   $  209
Purchased in-process research and      -0-       426     5,122      424
development
Sales and marketing                  1,624     1,973     1,642      -0-
General and administrative          11,783     8,771     1,972      404
                                   --------  --------  --------  -------
                                    19,789    18,004     9,844    1,037

Other expenses:
Equity in losses of Ultracard          -0-       -0-     1,088      177
Interest expense                     5,758       953        11      -0-
Other, net                           5,076       206        36       (1)
                                   --------  --------  --------  -------
                                    10,834     1,159     1,135      176

                                   --------  --------  --------  -------
Minority interest in losses of        (453)   (1,759)     (356)     -0-
subsidiaries
                                   --------  --------  --------  -------

Net Loss                           $30,170   $17,404   $10,624   $1,213
                                   --------  --------  --------  -------

COMMON SHARE DATA:
Basic and diluted loss per common  $  1.35   $  0.93   $  0.79   $ 0.15
share

1. Upgrade commenced operations February 5, 1997, the results of operations during 1997 were negligible.

              ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
              ----------------------------------------------------


                 Consolidated Financial Statements and Report of
                    Independent Certified Public Accountants

                      UPGRADE INTERNATIONAL CORPORATION AND
                                  SUBSIDIARIES
                        (A development stage enterprise)

                           September 30, 2001 and 2000

                                 C O N T E N T S



                                                                            Page


STATEMENT OF MANAGEMENT RESPONSIBILITY                                       2

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           2


FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS                                             2

     CONSOLIDATED STATEMENTS OF OPERATIONS                                   2

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY                          2

     CONSOLIDATED STATEMENTS OF CASH FLOWS                                   3

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              3

                     Statement of Management Responsibility
                     --------------------------------------



Upgrade International's management is responsible for the preparation, integrity and fair presentation of its published financial statements. The consolidated financial statement shave been prepared in accordance with generally accepted accounting principles and, as such, include amounts based on judgments and estimates made by management. Management also prepared other information included in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

Management has long recognized is responsibility for conducting the Company's affairs in a manner, which is responsive to the interest of employees, stockholders, investors and society in general. This responsibility is included in the statement of policy on ethical standards, which provides that the Company will fully comply with laws, rules and regulations of every community in which it operates and adhere to the highest ethical standards. Officers, employees and agents of the Company are expected and directed to manage the business of the Company with complete honesty, candor and integrity.

The Board, operating through its audit committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

Even effective internal controls, no matter how will designed, have inherent limitations, such as the possibility of human error or of circumvention or overriding of controls, and the consideration of cost in relation to benefit of a control. Further, the effectiveness of an internal control can change with circumstances.

Upgrade International's management periodically assesses the internal controls for inadequacy. Based upon these assessments, Upgrade International's management believes that, in all material respects, its internal controls relating to the preparation of the consolidated financial statements as of September 30, 2001 functioned effectively during the year ended September 30, 2001.


Daniel S. Bland                                 Howard A. Jaffe
Chief Executive Officer                         Chief Financial Officer

               Report of Independent Certified Public Accountants
               --------------------------------------------------



Board  of  Directors
Upgrade  International  Corporation

We have audited the accompanying consolidated balance sheets of Upgrade International Corporation and Subsidiaries (a development stage enterprise) as of September 30, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and for the period from inception (February 5, 1997) to September 30, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Upgrade International Corporation and Subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended and for the period from inception (February 5, 1997) to September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared using generally accepted accounting principles assuming that the Company will continue as a going concern. As discussed in note B to the financial statements, the Company has incurred substantial losses in each of the two years ended September 30, 2001 which raises substantial doubt about its ability to continue as a going concern. Management's plans in regards to their planned financings and other matters are also described in note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Grant  Thornton  LLP

Seattle,  Washington
January  7,  2002

                      Upgrade International Corporation and Subsidiaries
                               (A development stage enterprise)

                                 CONSOLIDATED BALANCE SHEETS


                                            ASSETS
                                                                        September 30,
                                                                     2001           2000
CURRENT ASSETS
   Cash                                                          $  2,551,465   $    398,989
   Restricted deposit                                                 300,000        805,687
   Subscriptions receivable                                           500,000         32,725
   Note receivable from related party                                 135,243              -
   Prepaid expenses, deposits and other                               110,022        121,491
                                                                 -------------  -------------
      Total current assets                                          3,596,730      1,358,892

PROPERTY AND EQUIPMENT - AT COST,
   less accumulated depreciation and amortization                   2,071,663      1,791,257

SPUTTERING MACHINE, held for sale at September 30, 2001             2,000,000      3,301,625

ADVANCES TO THE PATHWAYS GROUP, INC.                                        -      1,900,825

ADVANCES TO ROCKSTER GROUP                                          1,084,000              -


OTHER ASSETS
   Intangible and deferred assets, net of accumulated amortization    466,256        370,206
   Acquisition deposits                                             1,820,715              -
   Other deposits                                                     194,128        328,051
                                                                 -------------  -------------

      Total assets                                               $ 11,233,492   $  9,050,856
                                                                 =============  =============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
   Accounts payable                                              $  3,853,950   $  1,993,796
   Payable to related parties                                       5,503,022        175,240
   Accrued liabilities                                              2,972,713        733,241
   Bridge loans                                                             -        799,177
   Notes payable                                                    1,717,231              -
   Equipment purchase contract payable                              2,024,748      2,307,025
   Royalty fee payable to Card Tech, Inc.                           1,161,873        487,500
                                                                 -------------  -------------

      Total current liabilities                                    17,233,537      6,495,979


CONVERTIBLE DEBENTURES, net of unamortized discount                 2,004,488        809,043

MINORITY INTEREST                                                   1,473,179              -

COMMITMENTS AND CONTINGENCIES                                               -              -

STOCKHOLDERS' EQUITY (DEFICIT)
   Common stock - $.001 par value, 100,000,000 shares authorized       24,524         20,341
   Stock subscriptions                                              2,742,586        323,640
   Additional paid in capital                                      53,947,618     36,925,837
   Deferred compensation                                             (498,559)             -
   Receivable from stockholders of subsidiary                        (266,621)      (266,621)
   Accumulated development stage deficit                          (65,427,260)   (35,257,363)
                                                                 -------------  -------------
                                                                   (9,477,712)     1,745,834
                                                                 -------------  -------------

      Total liabilities and stockholders' equity (deficit)       $ 11,233,492   $  9,050,856
                                                                 =============  =============


The accompanying notes are an integral part of these statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               Cumulative
                                                                               results of
                                                                            operations since
                                                Year ended September 30,        inception
                                               -------------------------
                                                   2001          2000      (February 5, 1997)
                                               ------------  -----------  --------------------
Costs and expenses
Research and development                       $ 6,381,731   $ 6,834,508   $       14,532,403
Purchased in-process research and development            -       425,800            5,971,603
Sales and marketing                              1,623,842     1,972,838            5,238,805
General and administrative                      11,782,650     8,770,862           22,930,657
                                               ------------  -----------  --------------------

                                                19,788,223    18,004,008           48,673,468
Other expenses
Equity in losses of UltraCard                            -             -            1,264,316
Interest expense                                 5,758,307       953,286            6,722,301
Loss on advances to Pathways                     3,549,780                          3,549,780
Other, net                                       1,526,252       205,787            1,768,400
                                               ------------  -----------  --------------------
                                                 10,834,339    1,159,073           13,304,797

Minority interest in losses of subsidiaries        (452,665)  (1,759,091)          (2,567,800)
                                               ------------  -----------  --------------------

NET LOSS                                        $30,169,897  $17,403,990   $       59,410,465
                                               ============  ============  ===================
LOSS PER COMMON
SHARE-BASIC AND DILUTED                        $       1.35  $      0.93   $             4.53
                                               ============  ============  ===================


The accompanying notes are an integral part of these statements.

                                       Upgrade International Corporation and Subsidiaries
                                                (A development stage enterprise)

                                           STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                           Since inception through September 30, 2001


                                                                                                           Receivable
                                                                                                              from      Accumulated
                                  Voting common stock    Common stock subscribed   Additional   Deferred  stockholders  Development
                                 ---------------------  ------------------------     paid-in    Compen-        of          stage
                                   Shares     Amount       Shares       Amount       capital    sation     subsidiary     deficit
                                 ----------  ---------  -----------  -----------  ------------  --------  ------------  -----------
Balance at February 5, 1997               -  $       -           -   $        -   $         -   $      -  $          -   $       -

Issuance of founder's shares at
  $.03 per share in February
  1997 adjusted for
  December 1997 1:2 reverse
  stock split                       500,000        500           -            -        29,500          -             -           -

Issuance of common stock in
  February 1997 at $.10 per
  share adjusted for
  December 1997 1:2 reverse
  stock split                        29,000         29           -            -         5,771          -             -           -

Issuance of common stock at
  $.0025 per share in
  December 1997 Reg. D
  Rule 504 offering               4,000,000      4,000           -            -         6,000          -             -           -

Issuance of common stock in
  December 1997 to an
 officer in exchange for
  property contribution           4,000,000      4,000           -            -        47,250          -             -           -

Sale of common stock at $.50
  per share in January 1998
  Reg. D Rule 504 offering        1,680,988      1,681           -            -       838,813          -             -           -

Common stock subscribed in
  September 1998 at $.065
  per share                               -          -   2,250,000      146,250             -          -             -           -

Net loss for the year ended
  September 30, 1998                      -          -           -            -             -          -             -  (1,213,530)
                                 ----------  ---------  -----------  -----------  ------------  --------  ------------  -----------

Balances at September 30, 1998   10,209,988     10,210   2,250,000      146,250       927,334          -             -  (1,213,530)

Issuance of subscribed shares
  in November 1998 Reg. D
  Rule 504 offering               2,250,000      2,250  (2,250,000)    (146,250)      144,000          -             -           -

Issuance of common stock in
  January 1999 to satisfy trade
  liabilities                       437,500        438           -            -       103,312          -             -           -

Issuance of common stock
  warrants at $.25 per share in
  January 1999                            -          -           -            -       221,000          -             -           -

Common stock subscribed at
  $1.80 per share in February
  1999 private placement                  -          -     999,999    1,799,998             -          -             -           -

Issuance of common stock
  warrants for services in
  August 1999                             -          -           -            -        64,155          -             -           -

Common stock subscribed at
  $.25 per share in August
  1999 through exercise of
  common stock warrants                   -          -      27,500       71,030       (64,155)         -             -           -

Issuance of common stock
  warrants and options at
  exercise prices of $.25 and
  $2.50 per share in
  September 1999 for
  services                                -          -           -            -       671,893          -             -           -


Issuance of common stock at
  $.25 per share in September
  1999 through exercise of
  employee stock options             60,000         60           -            -        14,940          -             -           -



                                    Total
                                 ------------
Balance at February 5, 1997      $         -

Issuance of founder's shares at
  $.03 per share in February
  1997 adjusted for
  December 1997 1:2 reverse
  stock split                         30,000

Issuance of common stock in
  February 1997 at $.10 per
  share adjusted for
  December 1997 1:2 reverse
  stock split                          5,800

Issuance of common stock at
  $.0025 per share in
  December 1997 Reg. D
  Rule 504 offering                   10,000

Issuance of common stock in
  December 1997 to an
 officer in exchange for
  property contribution               51,250

Sale of common stock at $.50
  per share in January 1998
  Reg. D Rule 504 offering           840,494

Common stock subscribed in
  September 1998 at $.065
  per share                          146,250

Net loss for the year ended
  September 30, 1998              (1,213,530)
                                 ------------

Balances at September 30, 1998      (129,736)

Issuance of subscribed shares
  in November 1998 Reg. D
  Rule 504 offering                        -

Issuance of common stock in
  January 1999 to satisfy trade
  liabilities                        103,750

Issuance of common stock
  warrants at $.25 per share in
  January 1999                       221,000

Common stock subscribed at
  $1.80 per share in February
  1999 private placement           1,799,998

Issuance of common stock
  warrants for services in
  August 1999                         64,155

Common stock subscribed at
  $.25 per share in August
  1999 through exercise of
  common stock warrants                6,875

Issuance of common stock
  warrants and options at
  exercise prices of $.25 and
  $2.50 per share in
  September 1999 for
  services                           671,893


Issuance of common stock at
  $.25 per share in September
  1999 through exercise of
  employee stock options              15,000



                                    Continued

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued

                                            Since inception through September 30, 2001



                                                                                                       Receivable
                                                                                                          from
                                 Voting common stock   Common stock subscribed   Additional  Deferred  Stockholders   Accumulated
                                 -------------------  -------------------------    paid-in   Compen-        of        Development
                                    Shares    Amount    Shares        Amount       capital   sation    subsidiary    stage deficit
                                 ----------  ------  -----------  ------------  ----------   --------  ------------  --------------
Common shares subscribed
  at $2.50 per share in
  September 1999                          -       -   4,189,434    10,473,585            -          -            -               -

Receivable from UltraCard
  stockholders for
  payroll taxes and
  related charges inconnection
  with stock
  issued by UltraCard as
  compensation                            -       -           -             -            -          -     (400,000)              -

Net loss for the year ended
  September 30, 1999                      -       -           -             -            -          -            -     (10,623,048)
                                 ----------  ------  -----------  ------------  ----------   --------  ------------  --------------
Balances at September 30,
  1999                           12,957,488  12,958   5,216,933    12,344,613    2,082,479          -     (400,000)    (11,836,578)

Common shares subscribed
  by a broker at $2.50 per
  share in October 1999 in
  connection with placement
  of $1 million in
  convertible debentures
                                          -       -      16,000        40,000      (40,000)         -            -               -

Issuance of common stock
   warrants with a strike price
  of $.25 per share in
  October 1999                            -       -           -             -      339,500          -            -               -

Issuance of subscribed
  Shares in November 1999           999,999   1,000    (999,999)   (1,799,998)   1,798,998          -            -               -

Issuance of common shares
 , including shares
  subscribed,  in November
  1999 at $2.50 per share,
  net of expenses
                                  4,652,281   4,652  (4,045,583)  (10,113,957)  11,521,038          -            -               -

Common shares subscribed
  by a broker at $2.50 per
  share in November 1999
  in connection November
  1999 private placements
                                          -       -      24,000        60,000      (60,000)         -            -               -

Issuance of common stock at
  $.25 per share in
 December 1999 through
 exercise of
  employee stock options             90,000      90           -             -       22,410          -            -               -

Common shares issued for
  services in December 1999
                                     70,000      70           -             -      242,830          -            -               -

Allocation of debenture
  proceeds to beneficial
  conversion feature                      -       -           -             -      676,360          -            -               -

Allocation of debenture
  proceeds to stock
  warrants                                -       -           -             -      323,640          -            -               -

Issuance of common stock at
  $44 per share in January
  2000 through a private
  placement, net of
  expenses                          100,000     100           -             -    4,289,900          -            -               -

Issuance of common stock at
  $.25 and $2.50 per share
  in February 2000 through
  exercise of stock warrants
                                    294,449     295           -             -      304,046          -            -               -


                                              Total
                                           ------------
Common shares subscribed
  at $2.50 per share i
  September 1999                            10,473,585

Receivable from UltraCard
  stockholders for
  payroll taxes and
  related charges inconnection
  with stock
  issued by UltraCard as
  compensation                                (400,000)

Net loss for the year ended
  September 30, 1999                       (10,623,048)
                                           ------------
Balances at September 30,
  1999                                       2,203,472

Common shares subscribed
  by a broker at $2.50 per
  share in October 1999 in
  connection with placement
  of $1 million in
  convertible debentures
                                                     -

Issuance of common stock
   warrants with a strike price
  of $.25 per share in
  October 1999                                 339,500

Issuance of subscribed
  Shares in November 1999                            -

Issuance of common shares
 , including shares
  subscribed,  in November
  1999 at $2.50 per share,
  net of expenses
                                             1,411,733

Common shares subscribed
  by a broker at $2.50 per
  share in November 1999
  in connection November
  1999 private placements
                                                     -

Issuance of common stock at
  $.25 per share in
 December 1999 through
 exercise of
  employee stock options                        22,500

Common shares issued for
  services in December 1999
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

Issuance of common stock at
  $.25 and $2.50 per share
  in February 2000 through
  exercise of stock warrants
                                               304,341

                                    Continued

                                    Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - Continued

                                        Since inception through September 30, 2001


                                                                                                      Receivable
                              Voting common stock   Common stock subscribed   Additional   Deferred     from         Accumulated
                             ---------------------  ------------------------    paid-in    compen-   stockholders    development
                               Shares      Amount     Shares       Amount       capital    sation    of subsidiary   stage deficit
                             ----------  ---------  -----------  -----------  -----------  --------  --------------  --------------
Issuance of common stock in
  February 2000
   subscribed to in
  August 1999 through
  exercise of common
  stock warrants                 27,500         27     (27,500)     (71,030)      71,003          -              -               -

Issuance of common stock in
  April 2000 in connection
  with reverse acquisition
  of Second CMA, Inc.            45,000         45           -            -        1,155          -              -               -

Issuance of common stock
  options with a strike
  price of $10.00 per share
  in April 2000 for legal
  services                            -          -           -            -    1,047,670          -              -               -

Issuance of common stock at
  $10 per share in April
  2000 through a private
  placement, net of
  expenses                       50,000         50           -            -      449,950          -              -               -

Issuance of common stock at
  $11.31 per share in May
  2000 through a private
  placement, net of
  expenses                       80,000         80           -            -      859,480          -              -               -

Common shares subscribed
  to through a cashless
  exercise of common
  stock warrants in May
  2000                                -          -     102,609      323,640     (323,640)         -              -               -

Issuance of common stock at
  $2.50 per share in June
  2000 through exercise of
  stock warrants                 91,878         92           -            -      229,603          -              -               -

Issuance of common stock at
  $10.48 per share in July
  2000 through a private
  placement                     160,000        160           -            -    1,676,640          -              -               -

Issuance of common stock at
  $.25 and $2.50 per share
  in July 2000 through
   exercise of stock
  warrants                      130,000        130           -            -      156,120          -              -               -

Distribution of common
  stock warrants on
  August 16, 2000                     -          -           -            -    6,016,795          -              -      (6,016,795)

Issuance of common stock at
  $12.25 per share in
  September 2000 through
  a private placement, net
  of expenses                   408,164        408           -            -    4,899,301          -              -               -

Issuance of common stock in
  September 2000 subscribed
  in September 1999             143,851        144    (143,851)    (359,628)     359,484          -              -               -

Issuance of common stock in
  September 2000
  subscribed in October
  and November of 1999           40,000         40     (40,000)    (100,000)      99,960          -              -               -

Adjustment to market of
  options granted for
  services in April 2000              -          -           -            -     (118,885)         -              -               -

Adjustment to receivable
  from subsidiary's
 stockholders                         -          -           -            -            -          -        133,379               -

Net loss for the year ended
  September 30, 2000                  -          -           -            -            -          -              -     (17,403,990)
                             ----------  ---------  -----------  -----------  -----------  --------  --------------  --------------

Balances at September 30,
  2000                       20,340,610  $  20,341     102,609      323,640   36,925,837          -       (266,621)    (35,257,363)


                                Total
                             ------------
Issuance of common stock in
  February 2000
   subscribed to in
  August 1999 through
  exercise of common
  stock warrants                       -

Issuance of common stock in
  April 2000 in connection
  with reverse acquisition
  of Second CMA, Inc.              1,200

Issuance of common stock
  options with a strike
  price of $10.00 per share
  in April 2000 for legal
 services                      1,047,670

Issuance of common stock at
  $10 per share in April
  2000 through a private
  placement, net of
  expenses                       450,000

Issuance of common stock at
  $11.31 per share in May
  2000 through a private
  placement, net of
  expenses                       859,560

Common shares subscribed
  to through a cashless
  exercise of common
  stock warrants in May
  2000                                 -

Issuance of common stock at
  $2.50 per share in June
  2000 through exercise of
  stock warrants                 229,695

Issuance of common stock at
  $10.48 per share in July
  2000 through a private
  placement                    1,676,800

Issuance of common stock at
  $.25 and $2.50 per share
  in July 2000 through
   exercise of stock
  warrants                       156,250

Distribution of common
  stock warrants on
  August 16, 2000                      -

Issuance of common stock at
  $12.25 per share in
  September 2000 through
  a private placement, net
  of expenses                  4,899,709


Issuance of common stock in
  September 2000 subscribed
  in September 1999                    -

Issuance of common stock in
  September 2000
  subscribed in October
  and November of 1999                 -

Adjustment to market of
  options granted for
  services in April 2000        (118,885)

Adjustment to receivable
  from subsidiary's
 stockholders                    133,379

Net loss for the year ended
  September 30, 2000         (17,403,990)
                             ------------

Balances at September 30,
  2000                         1,745,834

                                     Upgrade International Corporation and Subsidiaries
                                              (A development stage enterprise)

                                         STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                Year ended September 30, 2001


                                                                                                                Receivable
                                                                                                                    from
                                  Voting common stock   Common stock subscribed    Additional                   Stockholders
                                  -------------------  -------------------------    paid-in       Deferred           of
                                    Shares    Amount     Shares        Amount       Capital      Compensation    subsidiary
                                  ----------  -------  -----------  ------------  ------------  --------------  ------------
Balances at
  October 1, 2000                 20,340,610  $20,341     102,609   $   323,640   $36,925,837   $           -   $  (266,621)

Issuance of shares in
  October 2000
  subscribed to shares
  in May 2000                        102,609      102    (102,609)     (323,640)      323,538               -             -

Issuance of common
  shares at $10.50 per
  share in October 2000,
  net of costs                       142,860      143           -             -     1,349,857               -             -

Shares subscribed to
  at $3.12 and $6.00 per share
  in October 2000, net
  of costs                                 -        -     258,333     1,070,000      (100,000)              -             -

Allocation of debenture
  proceeds to
  common stock                       167,768      168           -             -       444,435               -             -

Allocation of
  debenture proceeds
  to common
  stock warrants                           -        -           -             -       829,551               -             -

Allocation of debenture
  proceeds to
  beneficial
  conversion feature                       -        -           -             -     1,051,096               -             -

Allocation of
  promissory note
  proceeds to
  common stock                        40,000       40           -             -       136,167               -             -

Common stock
  subscribed to at $4.00
  per share in
  December 2000                            -        -     125,000       500,000             -               -             -

Common shares
  subscribed at $2.00
  per share in
  December 2000, net
  of issuance costs                        -        -     389,129       778,257      (102,208)              -             -

Common shares
  subscribed in
  December 2000
  at $0.25 through
  the exercise of
  stock warrants                           -        -      20,000         5,000             -               -             -

Issuance of common
  shares at $2.02 per
  share pursuant to
  conversion of
  debenture                          107,981      108           -             -       218,014               -             -

Issuance of common
  shares subscribed pursuant to
  warrant exercise
  at $0.25 per share                       -        -     200,000        50,000             -               -             -

Shares subscribed to
  at $2.50 per share
  in January 2001,
  net of costs                             -        -     200,000       500,000       (50,000)              -             -

Modification of
  warrants                                 -        -           -             -     2,414,000               -             -

Issuance of common
  shares at $1.43
  per share pursuant
  to conversion
  of debentures                      307,509      307           -             -       438,049               -             -

Shares subscribed to
  at $2.50 per share
  in February 2001
  net of costs                             -        -      80,000       200,000       (20,000)              -             -

Common shares
  subscribed at $3.75
  per share as
  additional
  consideration
  on debt                                  -        -      16,267        61,001             -               -             -

Common shares
  subscribed at $3.31
  as additional
  consideration on debt                    -        -      18,429        61,001             -               -             -

Common stock issued
  in March 2001 for
  shares previously
  subscribed                         253,334      254    (253,334)     (925,000)      924,746               -             -

Warrants issued with a
  strike price of $6.00
  per share as
  additional
  compensation
  on debt                                  -        -           -             -         7,708               -             -

Warrants issued with
  a Strike price of $3.75
  per share as
  additional
  compensation
  on debt                                  -        -          -              -        14,659               -             -

Warrants issued with
  a Strike price of $3.31
  per share as
  additional
  compensation
  on debt                                  -        -           -             -        12,715               -             -

Issuance of common
  shares subscribed at $2.00
  per share net of
  financing costs                          -        -     806,073     1,612,146        (5,000)              -             -

Placement fees accrued
  on prior financings                                                                (831,133)              -             -

Allocation of debenture
  Proceeds to beneficial
  Conversion feature                       -        -           -             -       790,369               -             -

Adjustment to
  remeasurement of
  attorney stock
  options                                  -        -           -             -      (510,315)              -             -

Issuance of common
  Stock in April for
  shares previously
  subscribed                       1,606,721    1,607  (1,606,721)   (3,703,442)    3,701,835               -             -

Common stock
  subscribed at $2.00 per
  share in April                           -        -      15,000        30,000             -               -             -

Common stock
  subscribed at $1.74 per
  share  pursuant to
  conversion of
  debentures
  in June 2001                             -        -      12,784        22,203             -               -             -

Common stock
  subscribed at $2.70
  per  share in
  connection
  with debt in
  June 2001                                -        -      50,000       106,299             -               -             -

Common stock
  subscribed at $2.32
  to $2.83 per share
  from April through
  June 2001 as
  Additional
  financing fees                           -        -      47,490       125,000             -               -             -

Shares issued pursuant
  to conversion of
  debentures
  at $1.25 per share                  82,000       82           -             -       102,418               -             -

Shares issued pursuant
  to conversion of
  debentures
  at $1.74                           115,606      116           -             -       200,692               -             -

Shares issued pursuant
  to conversion of
  debentures at $1.00                 29,433       29           -             -        29,404               -             -

Shares issued in
  April, 2001 for $2.00
  per share pursuant to
  private placement net
  of stock issue costs               375,000      375           -             -       649,625               -             -

Issuance of warrants
  issued at $2.03 to $3.75
  as  additional
  financing fees                           -        -           -             -     1,383,353               -             -

Allocation of debenture
  proceeds to beneficial
  conversion feature                       -        -           -             -       281,843               -             -

Allocation of debenture
  proceeds to cashless
  exercise warrants                        -        -           -             -        48,487               -             -

Common stock
  subscribed in lieu of
  loan origination fees                    -        -      50,000       145,000             -               -             -

Common stock issued
  at $3.19 per share from
  April through June 2001
  as additional
  financing fees                      53,185       53           -             -       169,474               -             -

Common stock subscribed at
  $0.54 per share pursuant to
  conversion of debentures in
  September 2001                           -        -     563,080       304,063             -               -             -

Common stock subscribed at
  $0.60 per share pursuant to
  conversion of debentures in
  September 2001                           -        -     284,042       170,425             -               -             -

Common stock subscribed at
  $1.30 in September 2001 to
  satisfy penalty on late filing
  of the Registration Statement
  with the SEC for conversion
  shares in connection with
  convertible debt agreements
  dated November 2000.                     -        -     124,721       162,141             -               -             -

Common stock issued in July
  2001 for shares previously
  subscribed                         262,784      263    (262,784)     (178,506)      178,243               -             -

Common stock issued at
  $2.70 per share in June 2001
  in lieu of loan origination
  fee                                 50,000       50           -             -       134,950               -             -

Common stock subscribed
  At $2.00 per share in
  July 2001                                -        -      37,000        74,000             -               -             -

Common stock subscribed
  At $1.00 per share in
  September 2001                           -        -     200,000       200,000             -               -             -

Common stock subscribed
  At $0.50 per share in
  September 2001                           -        -   1,000,000       500,000             -               -             -

Common stock issued at
  $0.72 to $2.08 per share
  from July through September
  2001 as additional finance
  fees                               363,432      363           -             -       361,774               -             -

Common stock issued in
  September 2001 for shares
  Previously subscribed               82,186       82     (82,186)     (247,002)      246,920               -             -

Common stock issued at
  $1.98 per share in July
  2001 for late issuance of
  debt converted in June 2001          2,649        3           -             -         5,242               -             -

Common stock issued at
  $1.56 per share in July 2001
  for prepaid debt penalty            14,322       14           -             -        22,328               -             -

Common stock issued at
  $0.96 per share in August
  2001 as prepaid debt penalty        23,534       24           -             -        22,569               -             -

Warrants issued between July
  and September 2001, with
  exercise price from $0.72 to
  $6.00, as additional
  financing fees                           -        -           -             -       828,602               -             -

Adjustment of warrants
  Issued between January and
  June 2001 as a result of
  Settlement agreement dated
  June 2001 regarding
  Additional finance fees                  -        -           -             -      (559,273)              -             -

Warrants issued in August
  2001 with exercise price
  of $1.00 in connection
  with debt                                -        -           -             -       114,484               -             -

Stock option issued to
  Employees below fair
  Market value on March
  27, 2001                                 -        -           -             -     1,762,563        (498,559)            -

Common stock subscribed
  On September 26, 2001
  At $0.70 per share                       -        -   1,600,000     1,120,000             -               -             -

Net loss for the year
  ended September 30, 2001                 -        -           -             -             -               -             -
                                  ----------  -------  -----------  ------------  ------------  --------------  ------------

Balances
  September 30, 2001              24,523,523  $24,524   3,892,323   $ 2,742,586   $53,947,618   $    (498,559)  $  (266,621)
                                  ==========  =======  ===========  ============  ============  ==============  ============


                                   Accumulated
                                   Development
                                      stage
                                     deficit         Total
                                  -------------  -------------
Balances at
  October 1, 2000                 $(35,257,363)     1,745,834

Issuance of shares in
  October 2000
  subscribed to shares
  in May 2000                                -              -

Issuance of common
  shares at $10.50 per
  share in October 2000,
  net of costs                               -      1,350,000

Shares subscribed to
  at $6.00 per share in
  October 2000, net
  of costs                                   -        970,000

Allocation of debenture
  proceeds to
  common stock                               -        444,603

Allocation of
  debenture proceeds
  to common
  stock warrants                             -        829,551

Allocation of debenture
  proceeds to
  beneficial
  conversion feature                         -      1,051,096

Allocation of
  promissory note
  proceeds to
  common stock                               -        136,207

Common stock
  subscribed to at $4.00
  per share in
  December 2000                              -        500,000

Common shares
  subscribed at $2.00
  per share in
  December 2000, net
  of issuance costs                          -        676,049

Common shares
  subscribed in
  December 2000
  at $0.25 through
  the exercise of
  stock warrants                             -          5,000

Issuance of common
  shares at $2.02 per
  share pursuant to
  conversion of
  debenture                                  -        218,122

Issuance of common
  shares pursuant to
  warrant exercise
  at $0.25 per share                         -         50,000

Shares subscribed to
  at $2.50 per share
  in January 2001,
  net of costs                               -        450,000

Modification of
  warrants                                   -      2,414,000

Issuance of common
  shares at $1.43
  per share pursuant
  to conversion
  of debentures                              -        438,356

Shares subscribed to
  at $2.50 per share
  in February 2001
  net of costs                               -        180,000

Common shares
  subscribed at $3.75
  per share as
  additional
  consideration
  on debt                                    -         61,001

Common shares
  subscribed at $3.31
  as additional
  consideration on debt                      -         61,001

Common stock issued
  in March 2001 for
  shares previously
  subscribed                                 -              -

Warrants issued with a
  strike price of $6.00
  per share as
  additional
  compensation
  on debt                                    -          7,708

Warrants issued with
  a Strike price of $3.75
  per share as
  additional
  compensation
  on debt                                    -         14,659

Warrants issued with
  a Strike price of $3.31
  per share as
  additional
  compensation
  on debt                                    -         12,715

Issuance of common
  shares at $2.00 per
  share net of
  financing costs                            -      1,607,146

Placement fees accrued
  on prior financings                        -       (831,133)

Allocation of debenture
  Proceeds to beneficial
  Conversion feature                         -        790,369

Adjustment to
  remeasurement of
  attorney stock
  options                                    -       (510,315)

Issuance of common
  Stock in April for
  shares previously
  subscribed                                 -              -

Common stock
  subscribed at $2.00 per
  share in April                             -         30,000

Common stock
  subscribed at $1.74 per
  share  pursuant to
  conversion of
  debentures
  in June 2001                               -         22,203

Common stock
  subscribed at $2.70
  per  share in
  connection
  with debt in
  June 2001                                  -        106,299

Common stock
  subscribed at $2.32
  to $2.83 per share
  from April through
  June 2001 as
  Additional
  financing fees                             -        125,000

Shares issued pursuant
  to conversion of
  debentures
  at $1.25 per share                         -        102,500

Shares issued pursuant
  to conversion of
  debentures
  at $1.74                                   -        200,808

Shares issued pursuant
  to conversion of
  debentures at $1.00                        -         29,433

Shares subscribed in
  April, 2001 for $2.00
  per share pursuant to
  private placement net
  of stock issue costs                       -        650,000

Issuance of warrants
  issued at $2.03 to $3.75
  as  additional
  financing fees                             -      1,383,353

Allocation of debenture
  proceeds to beneficial
  conversion feature                         -        281,843

Allocation of debenture
  proceeds to cashless
  exercise warrants                          -         48,487

Common stock
  subscribed in lieu of
  loan origination fees                      -        145,000

Common stock issued
  at $3.19 per share from
  April through June 2001
  as additional
  financing fees                             -        169,527

Common stock subscribed at
  $0.54 per share pursuant to
  conversion of debentures in
  September 2001                             -        304,063

Common stock subscribed at
  $0.60 per share pursuant to
  conversion of debentures in
  September 2001                             -        170,425

Common stock subscribed at
  $1.30 in September 2001 to
  satisfy penalty on late filing
  of the Registration Statement
  with the SEC for conversion
  shares in connection with
  convertible debt agreements
  dated November 2000.                       -        162,141

Common stock issued in July
  2001 for shares previously
  subscribed                                 -              -

Common stock issued at
  $2.70 per share in June 2001
  in lieu of loan origination
fee                                          -        135,000

Common stock subscribed
  At $1.00 per share in
  July 2001                                  -         74,000

Common stock subscribed
  At $1.00 per share in
  September 2001                             -        200,000

Common stock subscribed
  At $0.50 per share in
  September 2001                             -        500,000

Common stock issued at
  $0.72 to $2.08 per share
  from July through September
  2001 as additional finance
  fees                                       -        362,137

Common stock issued in
  September 2001 for shares
  Previously subscribed                      -              -

Common stock issued at
  $1.98 per share in July
  2001 for late issuance of
  debt converted in June 2001                -          5,245

Common stock issued at
  $1.56 per share in July 2001
  for prepaid debt penalty                   -         22,342

Common stock issued at
  $0.96 per share in August
  2001 as prepaid debt penalty               -         22,593

Warrants issued between July
  and September 2001, with
  exercise price from $0.72 to
  $6.00, as additional
  financing fees                             -        828,602

Adjustment of warrants
  Issued between January and
  June 2001 as a result of
  Settlement agreement dated
  June 2001 regarding
  Additional finance fees                    -       (559,273)

Warrants issued in August
  2001 with exercise price
  of $1.00 in connection
  with debt                                  -        114,484

Stock option issued to
  Employees below fair
  Market value on March
  27, 2001                                   -      1,264,004

Common stock subscribed
  On September 26, 2001
  At $0.70 per share                         -      1,120,000

Net loss for the year
  ended September 30, 2001         (30,169,897)   (30,169,897)
                                  -------------  -------------

Balances
  September 30, 2001              $(65,427,260)  $ (9,477,712)
                                  =============  =============


The accompanying notes are an integral  part of this statement.

                                     UPGRADE INTERNATIONAL CORPORATION AND SUBSIDIARIES
                                              (A DEVELOPMENT STAGE ENTERPRISE)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                            CUMULATIVE
                                                                            YEAR ENDED SEPTEMBER 30,      SINCE INCEPTION
                                                                              2001           2000       (FEBRUARY 5, 1997)
                                                                          -------------  -------------  -------------------
INCREASE (DECREASE) IN CASH

CASH FLOWS FROM OPERATING ACTIVITIES
  NET LOSS                                                                $(30,169,897)  $(17,403,990)  $      (59,410,465)
  ADJUSTMENTS TO RECONCILE NET LOSS TO NET
    CASH USED IN OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                              888,758        289,885            1,190,610
    AMORTIZATION OF BENEFICIAL CONVERSION FEATURE AND DEBENTURE DISCOUNT     2,989,150        809,043            3,798,193
    LOSS ON SALE OF PROPERTY AND EQUIPMENT                                      26,021              -               26,021
    ADJUSTMENT TO RECEIVABLES FROM SUBSIDIARY'S                                      -        133,379              133,379
    WRITE OFF OF UNCOLLECTIBLE ADVANCES                                      3,549,780              -            3,549,780
    IMPAIRMENT WRITE OFF                                                     1,054,125              -            1,054,125
    WRITE OFF OF OPTION COST                                                         -              -               76,250
    EQUITY IN LOSS OF ULTRACARD                                                      -              -            1,264,316
    PURCHASED IN PROCESS RESEARCH & DEVELOPMENT                                      -        425,800            5,971,603
    WARRANTS AND OPTIONS ISSUED FOR SERVICES                                 1,903,685      1,268,285            5,134,175
    SHARES ISSUED FOR SERVICES                                                 190,000        242,900              488,650
    EMPLOYEE STOCK OPTIONS ISSUED BELOW FAIR VALUE                           1,264,004              -            1,264,004
    COMMON STOCK ISSUED IN SATISFACTION OF INTEREST PENALTIES                  990,983              -              990,983
    WARRANTIES ISSUED IN SATISFACTION OF INTEREST PENALTIES                  1,687,763              -            1,687,763
    EXPENSES INCURRED THROUGH LOAN ASSUMPTION                                        -              -              470,005
    STOCK OF SUBSIDIARY ISSUED IN EXCHANGE FOR INTELLECTUAL PROPERTY                 -              -              125,000
    MINORITY INTEREST                                                         (452,665)    (1,759,091)          (2,567,800)
    CHANGES IN ASSETS AND LIABILITIES:
      PREPAID EXPENSES, DEPOSITS AND OTHER                                     145,392        244,544            1,004,102
      PAYABLES, ACCRUED LIABILITIES AND OTHER                                6,510,957      1,382,446            8,308,581
                                                                          -------------  -------------  -------------------


         NET CASH USED IN OPERATING ACTIVITIES                              (9,421,944)   (14,366,799)         (25,440,725)

CASH FLOWS FROM INVESTING ACTIVITIES
  ADVANCES TO THE PATHWAYS GROUP, INC.                                      (1,648,955)    (1,885,000)          (3,533,955)
  ADVANCES TO ROCKSTER GROUP                                                (1,084,000)             -           (1,084,000)
  PAYMENTS ON EQUIPMENT UNDER CONSTRUCTION                                           -     (1,200,000)          (1,200,000)
  ACQUISITION OF PROPERTY AND EQUIPMENT                                       (630,476)    (1,000,796)          (1,698,767)
  ACQUISITION OF CENTURION TECHNOLOGIES, INC., NET OF CASH                           -       (350,000)          (1,000,000)
  ACQUISITION OF ULTRACARD, INC., NET OF CASH ACQUIRED                               -       (260,300)          (5,571,105)
  ACQUISITION OF EQUITY INTEREST IN EFORNET                                          -       (200,000)            (200,000)
  ADDITIONS TO NOTE RECEIVABLE FROM RELATED PARTY                             (130,000)             -             (130,000)
  ACQUISITION DEPOSIT                                                          (62,500)             -              (62,500)
  ADDITIONS TO INTANGIBLE ASSETS                                               (78,009)      (117,178)            (195,187)
                                                                          -------------  -------------  -------------------


         NET CASH USED IN INVESTING ACTIVITIES                              (3,633,940)    (5,013,274)         (14,675,514)

CASH FLOWS FROM FINANCING ACTIVITIES
  PROCEEDS FROM SALE OF COMMON STOCK                                         9,206,768     13,720,077           35,730,218
  BORROWINGS, NET OF LOAN COSTS                                              6,481,082      3,453,100           10,152,620
  PRINCIPAL PAYMENTS ON BORROWINGS                                          (1,040,177)    (2,082,544)          (3,682,920)
  RELEASE OF COLLATERAL                                                              -        505,687              505,687
  PURCHASE OF COLLATERAL ON SUBSIDIARY'S LETTER OF CREDIT                            -       (805,687)            (805,687)
  PROCEEDS FROM EXERCISE OF STOCK OPTIONS AND WARRANTS                          55,000        712,786              767,786
                                                                          -------------  -------------  -------------------

         NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                             15,208,360     14,997,732           42,667,704
                                                                          -------------  -------------  -------------------


NET INCREASE (DECREASE) IN CASH                                              2,152,476     (4,382,341)           2,551,465

CASH AT THE BEGINNING OF THE PERIOD                                            398,989      4,781,330                    -
                                                                          -------------  -------------  -------------------


CASH AT THE END OF THE PERIOD                                             $  2,551,465   $    398,989   $        2,551,465
                                                                          =============  =============  ===================

SUPPLEMENTARY INFORMATION:
  INTEREST PAID                                                           $     27,664   $     54,793   $           82,457
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

SEE NOTE E FOR NONMONTARY EXCHANGES AND TRANSACTIONS.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           September 30, 2001 and 2000



NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Upgrade International Corporation (the "Company" or "Upgrade") is a development stage company incorporated on February 5, 1997 (inception) in the State of Florida and currently headquartered in Seattle, Washington. In April 2000 Upgrade issued 45,000 shares of its common stock in exchange for all the outstanding shares of common stock of Second CMA, Inc., a Colorado corporation, pursuant to an Agreement and Plan of Merger dated as of April 4, 2000 between Upgrade and Second CMA. The transaction was accounted for as a reverse acquisition. In August 2000, Upgrade reincorporated in the State of Washington. The Company is active in the acquisition and development of proprietary hardware and software in the information technology industry. Its primary business focus has been the acquisition, development and commercial exploitation of the UltraCard technology, a super high capacity data storage and retrieval device. The aforementioned activities are conducted through its subsidiary, UltraCard, Inc. (UltraCard). In addition, the Company has invested in technology companies, developing application software and "know-how" in a focused effort to commercialize the Company's base technology.

1.     Basis of Presentation
       ---------------------

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

The balance sheet, statement of operations and statements of cash flows as of September 30, 2001 and 2000, and for the years then ended, reflect the consolidated financial position and results of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard), Cque Corporation (formerly known as Centurion Technologies, Inc.) (Centurion), CTI Acquisition Corporation (CTI), Global CyberSystems, Inc. (Global), Global CyberSystems PLC (Global PLC), Global CyberSystems SA (Global SA), and EforNet Corporation (EforNet). All significant intercompany balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.

2.     Property and Equipment
       ----------------------

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

3.     Intangible and Deferred Assets
       ------------------------------

Intangible assets consist of capitalized license fees, patent and trademark costs, and loan fees. Intangible assets are amortized using the straight-line method over seven years, the estimated useful life of the underlying technology. Loan fees are amortized using effective interest method over the life of the underlying borrowing.

4.   Accounting for the Impairment of Long-Lived Assets and for Long-Lived
     ---------------------------------------------------------------------
     Assets to be Disposed of
     ------------------------

The Company follows SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which addresses accounting for impairment of long-lived assets. SFAS No. 121 requires assets to be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The sputtering machine is classified as an asset held for sale as of September 30, 2001, and recorded at the lower of cost or estimated fair value. Fair value was determined by management and included an estimate of expected cash flows and of the assets method and likelihood of disposition.

5.     Research and Development
       ------------------------

Research and development costs are expensed as incurred.

6.     Software Development Costs
       --------------------------

Statement of Financial Accounting Standards No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software developments costs subsequent to the establishment of technological feasibility. The Company considers technological feasibility to be established upon completion of a working model. The Company estimates that costs incurred between completion of a working model and the point at which the product will be ready for general release will be insignificant. As a result, all product development costs have been expensed as incurred.

7.     Cash Equivalents
       ----------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2001 and 2000, the Company had no cash equivalents.

The Company and its subsidiaries maintain their bank accounts with a number of financial institutions. At September 30, 2001 and 2000, the balances in some of these accounts were in excess of the $100,000 federally insured limit. The Company has not experienced any losses with these cash accounts.

8.     Financial Instruments
       ---------------------

The Company's financial instruments consist of cash, restricted deposit, receivables, advances, acquisition deposits, accounts payable, accrued liabilities, payable to related parties, contract payables, royalty payable, bridge loans, notes payable, and convertible debentures. The Company believes that the fair value of these financial instruments approximates their carrying amounts based on their short-term nature or current market indicators such as prevailing interest rates.

9.     Loss per Common Share
       ---------------------

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 22,426,612 and 18,635,082 for the years ended September 30, 2001 and 2000, respectively, and 13,110,531 since inception (February 5, 1997) through September 30, 2001. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities. As of September 30, 2001 and 2000, total warrants and options of 8,346,042 and 3,908,476, respectively, were not included in diluted loss per share computations due to their antidilutive effect.

10.     Use of Estimates
       ----------------

In preparing the Company's financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets, liabilities and equity, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates used in preparing the accompanying financial statements include the estimates used to determine the fair value of the sputtering machine and the recoverability of other long-lived assets. It is reasonably possible that the proceeds from the sale will differ materially from the carrying amount and a loss may be recognized.

11.     Reclassifications
        -----------------

Certain reclassifications were made to prior year balances to conform to current year presentation.

12.     New Authoritative Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141 (SFAS 141), Business Combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001. The Statement also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later. The Company is currently evaluating the potential effect of the initial application of the SFAS 141 on its consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets. The provisions of SFAS 142 are required to be applied starting with fiscal years beginning after December 15, 2001 with earlier application permitted for entities with fiscal years beginning after March 15, 2001 provided that the first interim financial statements have not been previously issued. The statement is required to be applied at the beginning of the entity's fiscal year and to be applied to all goodwill and other intangible assets recognized in its financial statements to that date. The Company is currently evaluating the potential effect of the initial application of the SFAS 142 on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of, and APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the potential effect of the initial application of the SFAS 144 on its consolidated financial statements.

NOTE B - MANAGEMENT PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue but is expected to decrease as the Company commences revenue generating activities through the sale of its products. The continued development of the Company's technology and products will continue to require a commitment of substantial funds. Management believes that its existing and expected financings in addition to planned revenue generating activities will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2002. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors.

Subsequent to the year end the Company has continued to fund operations through the issuance of both equity and debt securities. During the period October to December, 2001 the Company received $783,705 from investors pursuant to Regulation "S", private placements of 1,567,410 shares of its common stock at $0.50 per share and warrants to acquire 1,567,410 common stock shares at $0.50 per share. In November 2001, the Company received a further $25,000 from an investor pursuant to a Rule 506 offering memorandum for the issuance of 18,437 common stock shares at $1.356 per share. In conjunction with the offering, the Company also issued a warrant to acquire 18,437 common stock shares at $1.356 per share.

During the period September to November 2001, the Company received proceeds aggregating $618,734 from a number of investors pursuant to both Regulation "S" and Rule 506 private placement offering documents for the issuance of 680,608 common stock shares at a price of $0.91 per share. The Regulation "S" offerings contained 66,275 common shares, while 614,333 common stock shares were issued pursuant to Rule 506. In addition, as part of these offerings, the Company issued warrants to acquire an equal number of common stock shares shares at $0.91 per share.

On November 26, 2001, the Company issued 100,000 shares to one of its legal counsels in settlement of $100,000 in trade liabilities. During the period October to December 2001, the Company issued notes payable aggregating $488,500. The notes mature in 30 days from their date of issuance, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on their maturity, the following penalties will be due and payable:

          - 10% of the unpaid principal and interest at the maturity date payable in common stock, with the number of shares computed based upon the three lowest closing bid prices during the sixty trading days immediately preceding the maturity date.
          - Warrants to acquire common stock equaling 10% of the unpaid principal and interest at the maturity date with a strike price based upon the three lowest closing bid prices during the sixty trading days immediately preceding the maturity date (not to exceed $1.40).
          - Additional warrants to acquire the Company's common stock equaling twice the amount of warrants discussed above with a strike price of $3.00.
          - In the event that the loan principal and interest is not repaid, an additional penalty (payable in common stock and warrants to acquire common stock) will become due and payable every 30 days following the maturity date. The computations of this penalties are similar to the ones disclosed in the note M for June 2001 notes under provision (c).

The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing. Current financing activities in which the Company believes will be funded include; a $9 million - $15 million debt instrument, a $12 million equity line-of-credit and $5 million in privately placed equity. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

NOTE C - INVESTMENTS

1.     UltraCard, Inc.
       ---------------

The results of operations of the Company's subsidiary, UltraCard are consolidated with the Company's financial results from the time, the Company acquired controlling interest in this subsidiary on September 30, 1999. The purchase price totaling $7,950,000 was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition, which approximated the carrying amounts recorded by UltraCard. The remaining unallocated amount of purchase price was allocated to purchased in-process research and development (IPR&D). See Commitments and Contingencies footnote for additional information on acquisitions of additional equity interest during the year ended September 30, 2001. In connection with acquisitions of interest in UltraCard, during the years ended September 30, 2001 and 2000, and since inception through September 30, 2001, the Company recorded $0, $225,800, and $4,843,527, respectively, of IPR&D.

On September 30, 1999, the Board of Directors of UltraCard approved an employee stock option plan, which authorized the issuance of up to three million shares (after the effect of 3:1 split) in the share capital of UltraCard to its directors, officers and employees. In order to avoid dilution of the 50% equity interest of Upgrade if these stock options are granted and exercised, the Company was issued an additional 3,000,000 shares. In addition, a stockholder of UltraCard had granted to the Company certain proxy rights that allow the Company to vote an additional 2% of the outstanding common stock of UltraCard. During the year ended September 30, 2000, the Company acquired an additional 1% interest in UltraCard from one of UltraCard's stockholders, increasing the Company's interest in UltraCard to approximately 55% as of September 30, 2000.

In order to permit UltraCard to explore strategic partnerships and other funding alternatives, some of which could include outside equity participation, on December 15, 2000, Upgrade waived certain provisions of the Funding Agreement including its non-dilution clause. As a result, the Company returned 3,000,000 shares of UltraCard originally issued in connection with implementation of
UltraCard's stock option plan   As of September 30, 2001, the Company owned 53%
of UltraCard.

The Company has expressed an intention to acquire an additional interest in UltraCard and to continue funding its operations until UltraCard completes an anticipated IPO. Under terms of the Funding Agreement between the Company and UltraCard dated March 21, 2001, should UltraCard require additional financing prior to an IPO, the Company has agreed to provide sufficient funds on a firm commitment basis in an amount not to exceed $20 million. All such funds advanced by the Company will be subject to a note payable agreement, the terms of which will require the accrual of interest at the bank's prime interest rate and repayment of principal and accrued interest on the earlier of the occurrence of the following events: the payment of dividends to stockholders; the completion of an IPO where the proceeds exceed $35 million subject to the conversion provisions described below; or upon the occurrence of a change in control of UltraCard; but no later than March 31, 2004. Pursuant to the terms of the Funding Agreement, the unpaid principal and accrued interest is convertible into common stock of UltraCard at specified conversion rates upon the completion of an IPO. The graduated conversion rates range from $0.63 to $5.00 per share depending on the amount owed to the Company at the time of conversion. During the years ended September 30, 2001 and 2000, the Company loaned to UltraCard approximately $5,482,000 and $7,835,000 to fund its operations.

During the year ended September 30, 2001, the Company entered into agreements with two UltraCard's shareholders to acquire additional shares of UltraCard's stock (see note O for further information).

On October 2, 2001, the Company entered into an agreement with UltraCard to acquire 338,000 common stock shares at $2.50 per share and a conversion of $5,847,484 in intercompany borrowings into 2,000,000 shares of UltraCard. These transactions resulted in increase of the Company's interest in UltraCard to 55%.

2.     EforNet Corporation
       -------------------

As of September 30, 2001 and 2000, Upgrade held a 100% and 54% voting interest in EforNet, a California corporation that was originally intended to develop an application for secure, anonymous electronic commerce of the internet, utilizing Ultracard technology and EforNet's proprietary switching software. On December 1, 2000, the Company suspended Efornet's operations. It is expected to recommence activities during the fiscal year 2002. Also, on December 1, 2000, the Company acquired all remaining outstanding shares of EforNet for a nominal consideration.

3.   CTI Acquisition Corporation and cQue Corporation (formerly Centurion
     --------------------------------------------------------------------
     Technologies Inc.)
     ------------------

On May 12, 1999, the Company formed CTI Acquisition Corporation for the sole purpose of acquiring an equity interest in cQue Corporation (formerly Centurion Technologies, Inc.)(cQue), a development stage company headquartered in Redmond, Washington. cQue is developing a proprietary transaction processing software designed for the real-time transmission of encrypted data over the Internet with a business focus in the medical, educational and government market niches.

Two stockholders of cQue have granted to Upgrade certain proxy rights that allow Upgrade to vote an additional 1% of the outstanding common stock of the cQue. As of September 30, 2001 and 2000, Upgrade holds a 51% voting interest in cQue.

In November 2000, Centurion changed its name to cQue Corporation.

4.     Global CyberSystems, Inc., Global CyberSystems PLC and Global
       -------------------------------------------------------------
CyberSystems SA
---------------

Global CyberSystems Inc., was incorporated in Nevada on January 12, 1998. As part of the UltraCard acquisition agreement (see note C (1)), the Company received a 50% interest in the newly formed corporation with the remaining 50% being owned by UltraCard. On July 11, 1998, the Company entered into a master distribution agreement with UltraCard which provided Global with the exclusive distribution rights for the UltraCard products and technology in territories and applications as follows: (1) in the U.S., Global holds the exclusive distribution for banking applications and retail/convenience applications; and
(2) worldwide, Global holds the exclusive rights to gaming applications for the UltraCard products and technology. As of September 30, 2001, Global had not commenced its operations and the carrying amounts of its assets, liabilities and stockholders' equity were nominal.

During the second quarter of the year ended September 30, 2000, the Company formed Global CyberSystems PLC (incorporated in the United Kingdom) and Global CyberSystems SA (incorporated in Switzerland). Global SA is 100% owned by Global CyberSystems, Inc. and Global PLC is an 80% owned subsidiary of Global SA. Both European companies had minimal operations during the year ended September 30,2001 and 2000. These results of operations were consolidated with the Company's financial results for the year ended September 30, 2001 and resulted in minority interest of $46,179.

5.     Purchased In-Process Research and Development Costs
       ---------------------------------------------------

The purchased or contributed cost of in-process research and development (IPR+D) represents the value assigned in a purchase business combination to research and development projects of the acquired business that had commenced but had not yet reached technological feasibility at the date of the acquisition and have no future alternative use. In accordance with Statement on Financial Accounting Standards No. 2, Accounting for Research and Development Costs, as clarified by Financial Accounting Standards Board Interpretation No. 4, the amounts assigned to IPR&D meeting these criteria are charged to expense as part of the allocation of the purchase price of the business combination. A similar accounting was also utilized for the Company's investment in UltraCard accounted for under the equity method. Accordingly, charges totaling $0, $425,800, and $5,971,603 were recorded as IPR&D during the years ended September 30, 2001 and 2000 and for the period from inception through September 30, 2001, respectively, as part of the allocations of purchase price and equity investment of the Subsidiaries.

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

On the dates of acquisition and consolidation of the Subsidiaries, as described in note C (1) through (4), the Subsidiaries had non-cash assets with an estimated fair value aggregating approximately $2,000,000 and liabilities aggregating approximately $1,300,000.

NOTE D - RELATED PARTY TRANSACTIONS

On March 30, 2001, the Company loaned $130,000 to a company controlled by one of the Company's shareholders (who also performs financial consulting services to the Company). The note matures on March 30, 2002 and bears 8% annual interest. As of September 30, 2001, the Company recorded $5,243 in accrued interest receivable on the balance due.

Notes and other payables to related parties are comprised of the following as of September 30:

                                     2001             2000
                                  ----------        --------
Payables in connection with
acquisitions of additional
interests from minority
shareholders of UltraCard
and CardTech, Inc.                $1,758,215        $      -
Short-term demand loan from
an executive officer               1,210,000     *         -
Convertible debenture with an
executive officer                    125,000    **         -
Shareholders advances                894,606               -
Other payable to stockholders
and officers                         794,727     *    27,740
Loans from UltraCard's officers      373,066   ***         -
Loans from minority
shareholders                         200,769  ****   147,500

Payable to employees                  52,373     *         -
Payable to UltraCard's
employees                             67,596     *         -
Payable to other related parties      26,670     *         -
                                  ----------        --------
                                  $5,503,022        $175,240
                                  ==========        ========

*    Interest free with terms of one year or less
**   Bears 8% annual interest, immediately convertible into common stock at $2 per share, and due on demand. Loan was issued with detachable cashless exercise warrants to purchase 62,500 shares of common stock at $2 per share. The warrants expire June 2006.
*** Bear 12% annual interest, due when Ultracard has sufficient operating cash for repayment
**** Bear interest at 0% to 15% and have stated terms of one year or less.

See note O(9) discussing payables in connection with acquisition of additional interest from minority shareholders.

On September 26, 2001, the Company entered into a subscription agreement to sell 1,600,000 shares of its common stock to a shareholder at $0.70 per share. As part of this agreement, UltraCard agreed to sell 570,000 shares of its common stock at $2.50 per share. The Company received funds for both subscriptions prior to September 30, 2001 and included $1,120,000 paid for its common stock into stock subscriptions and $1,427,000 paid for subsidiaries stock into Minority Interest. No loss was allocated to minority interest resulting from this transaction due to immateriality.

In August 2001, the Company borrowed $1,210,000 from its president and significant shareholder. This funds were originally personally borrowed by the president from an unrelated third party in July 2001. This borrowing was collateralized by 2,000,000 of the Company's common stock shares pledged by the president's family trust. In October 2001, the Company assumed the president's liability to the lender, which continues to be collateralized by the orginal 2,000,000 shares. In addition, in October 2001, the Company issued 2,000,000 shares to the president's family trust to replace shares previously pledged. Upon repayment of the loan, the pledged shares will be returned to the Company.

During the year ended September 30, 2001, the Company, periodically borrowed funds from its stockholders to satisfy its daily cash needs. Generally, the funds were subsequently converted into shares of the Company's common stock as part of a private placement.

During the year ended September 30, 2001, the Company's subsidiaries borrowed money from their officers and shareholders to meet daily cash flow needs. All funds loaned during the year remained outstanding as of September 30, 2001, except for $206,000 repaid to the president of UltraCard. Loans from related parties bear interest from 8% to 15%, and are due on demand. As of September 30, 2001 and 2000, the Company had $373,066 in unpaid loans to UltraCard's officers and $200,769 in loans payable to other minority shareholders.

On June 4, 2001, the Company borrowed $125,000 from one of its executive officers in exchange for a convertible promissory note. The note is convertible into 62,500 shares of the Company's common stock at $2.00 per share, bears 8% annual interest, matured on September 15, 2001, and was issued with a detachable warrant. The warrant is exercisable into 62,500 shares of the Company's common stock at $2.00 per share and expires on June 4, 2006. In connection with this debenture, the Company recorded $63,750 as a beneficial conversion feature all of which was amortized as an additional interest expense during the year ended September 30, 2001. In addition, $48,487 of the total proceeds was allocated to the detachable warrant based on the relative fair value of the debt and the warrant with the value of warrant computed using Black-Scholes valuation model.

The note is currently in default and no extension was granted. The note has no penalty provisions. As of September 30, 2001, the Company accrued $3,333 in unpaid interest on the note, all of which is included in accrued liabilities.

Other payables to stockholders and officers are comprised, primarily, of unpaid fees for services.

NOTE E - NONMONETARY EXCHANGES AND TRANSACTIONS

The following nonmonetary transactions occurred during the year ended September 30, 2001.

In October 2000, the Company issued 102,609 shares previously subscribed pursuant to the cashless exercise of 120,000 warrants in May 2000.

See notes L and M for information on shares and warrants issued in conjunction with the Company's borrowings made during the year ended September 30, 2001.

In connection with the December 2000 subscription for 389,129 common shares of the Company at a price of $2.00 per share, the Company paid finders fees comprised of 18,480 common shares and $65,248 in cash. This resulted in reduction of additional paid in capital of $102,208.

In April 2000, the Company granted 195,000 options to an outside legal counsel for services to be performed in connection with a class action lawsuit that has been settled in favor of the Company. The options were granted with a $10 strike price and were scheduled to vest in three tranches of 65,000. The first tranche vested immediately and related to services to be performed from April through June 30, 2000. The second applies to services from July 1, 2000 through December 31, 2000, and the final tranche is consideration for services performed from January 1, 2001 through June 30, 2001. All options expire April 17, 2005. The value of the options earned during the year ended September 30, 2000 recorded as legal expense was $1,047,670. During the year ended September 30, 2001, the total value of earned options was reduced to $537,355 due to the decrease in the Company's stock price. The difference of $510,315 was credited to legal expense in the year ended September 30, 2001.

In January 2001, the Company issued 107,981 common shares pursuant to the conversion of $200,000 of convertible debentures plus accrued interest aggregating $218,122. The shares were issued at a price of $2.02 per share. The notes were converted at the conversion price specified in the original agreement.

In January 2001, the Company extended 800,000 warrants held by the Company's president that were scheduled to expire on January 20, 2001. The warrants were extended until January 20, 2003 and retained their original exercise price of $0.25. This resulted in compensation expense of $2,414,000.

In February 2001, the Company issued 307,509 common shares pursuant to the conversion of $400,000 of convertible debentures plus accrued interest aggregating $438,356. The shares were issued at a price of $1.43 per share.

In April 2001, the Company issued 82,000 common shares pursuant to the conversion of $102,500 of convertible debentures. The conversion shares were issued at a price of $1.25 per share. The notes were converted at the conversion price specified in the original agreement.

In May 2001, the Company issued 115,606 and 29,433 common shares pursuant to the conversion of $ 200,000 (including accrued interest of $808) and $29,433 of convertible debentures. The conversion shares were issued at a price of $1.74 and $1.00 per share. The notes were converted at the conversion price specified in the original agreement.

In June 2001 the Company issued 53,185 shares as additional finders fees on debt financings completed from April to June 2001. The share issuance was valued at $169,527 and was recorded as interest expense.

In June 2001, the Company issued 115,606 common shares pursuant to the conversion of $200,000 of convertible debentures plus accrued interest aggregating $201,154. The converted shares were issued at a price of $1.74 per share.

In August 2001, the Company entered into promissory note agreements for aggregate proceeds of $275,500 and issued 275,000 detachable warrants to the holders. Each warrant entitles the holder to acquire a share at $1.00 per share for a period of three years. The warrants were valued using the Black-Scholes pricing method resulting in a value of $114,484.

In September 2001, the Company settled $300,000 and $170,000 (both including accrued interest) in convertible debentures through the issuance of 563,080 common shares at a conversion price of $0.54 and 284,042 common shares at a conversion price of $0.60, respectively. The notes were converted at the conversion price specified in the original agreement.

See additional information with regards to warrants issued during the year ended September 30, 2001 in note P.

The following nonmonetary transactions occurred during the year ended September 30, 2000.

In connection with private placements in fiscal year 2000, the Company recorded a subscription receivable from stockholders in the amount of $32,725. Since the subscriptions receivable has been collected in full subsequent to September 30, 2000, it was classified as a current receivable at September 30, 2000.

In December 1999, the Company issued 70,000 shares and 100,000 warrants with a $.25 strike price in lieu of a payment for public relation services performed. The shares were valued using the closing market price on October 18, 2000 and were recorded as marketing expense of $242,900. See note O for warrant information.

In connection with the October 1999 sale of $1,000,000 in convertible debentures, the Company allocated $323,640 and $676,360 to 120,000 detachable warrants and beneficial conversion feature, respectively, based on their relative fair values and computation of the effective conversion rate. See note L for additional information.

Also in connection with the October 1999 debenture and November 2000 equity placements, the Company issued 68,194 warrants in lieu of placement fees.

Additionally, in connection with the same debt and equity offerings, the Company issued 40,000 shares of its common stock to the same broker.

As of September 30, 2000, in addition to the first 65,000 options, half of the second tranch was considered earned and related legal expense was recognized. The additional expense was computed using the Black-Scholes model with a $9.91 stock price and other assumptions discussed previously. In addition, the first tranch was revalued using the current market price. The net result of these computations was a reduction of legal expenses by $118,885.

On August 16, 2000, the Company distributed 465,228 warrants to stockholders that acquired shares at $2.50 per share in a private placement during September and October 1999. See note P.

NOTE F - RESTRICTED DEPOSIT AND LINE OF CREDIT ARRANGEMENT

In connection with a building lease entered into by one of the Company's subsidiaries on September 19, 2000, the subsidiary entered into an arrangement with its bank to maintain a letter of credit and related loan agreement in the amount of $805,687. The letter of credit guarantees the lessor has available up to $805,687 in funds to cure defaults specified in the lease agreement. The arrangement was collateralized by a $805,687 certificate of deposit. On November 1, 2000, the subsidiary entered into an amended agreement with the lessor as a result of a reduction in rental space, pursuant to which, both the letter of credit and the certificate of deposit decreased from $805,687 to $300,000. The loan underlying the letter of credit arrangement bears interest at the prime rate plus 2% starting November 13, 2001 and is due on demand. Both the certificate of deposit and the letter of credit matures on September 15, 2002, which is also the expiration date of the letter of credit. As of September 30, 2001, no funds were drawn by the lessor.

NOTE G - SUBSCRIPTIONS RECEIVABLE

As of September 30, 2001 and 2000, the Company had subscriptions receivable of $500,000 and $32,725, respectively, in connection with private placements conducted at or near September 30, 2001 and 2000, respectively. All amounts were collected prior to issuance of the financial statements and, thus, classified as current assets on the September 30, 2001 and 2000 consolidated financial statements.


NOTE H - SPUTTERING MACHINE

On February 28, 2000, a subsidiary of the Company entered into an agreement with an unrelated company (the Supplier) to build a sputtering machine originally for use in its research and development activities. During the year ended September 30,

2000, the subsidiary paid $1,200,000 to the Supplier and recorded a liability for the amounts billed but unpaid as of September 30, 2000 equaling $2,307,025. The liability also included applicable sales tax, rent payments allocation, and amounts due under a development contract with the Supplier requiring $50,000 monthly payments, which expired prior to September 30, 2000 but was then orally extended to January 12, 2001. During the year 2001, the Company's management changed its intent of the use of the machine for internal purposes which resulted in the Supplier's removing the tax liability of $247,500. As of September 30, 2001 and 2000, amounts billed but the unpaid relating to the machine, rent allocations, and the development contract totaled $2,024,748 and $2,307,025, respectively.

During fiscal year 2001, management decided to subcontract some of the manufacturing for the UltraCard technology products. The Company believes the most likely disposition of the sputtering machine will be to sell it to the manufacturer of the component that the machine is designed for. As result of this decision, the sputtering machine is classified as held for sale. Accordingly, the Company has written down its carrying amount to the estimated fair value of $2,000,000 at September 30, 2001. Fair value was determined based on management's estimate of the asset's method and likelihood of disposition. The Company recognized a $1,054,125 impairment loss during the year ended September 30, 2001. The asset is classified as non-current because of the uncertainty of the timing of the disposition. The sputtering machine is collateral for certain convertible debentures described in note L.

NOTE I - PROPERTY AND EQUIPMENT

The composition of property and equipment is as follows as of September 30:

                                              2001         2000
                                           -----------  -----------
Equipment                                  $1,338,429   $1,165,284
Software                                      126,869      124,763
Office furniture and fixtures                 146,558       71,310
Corporate condominium                         651,353      651,353
Leasehold improvement                         376,012       42,262
                                           -----------  -----------
                                            2,639,221    2,054,972
Accumulated depreciation and amortization    (567,558)    (263,715)
                                           -----------  -----------
                                           $2,071,663   $1,791,257
                                           ===========  ===========


NOTE J - ACCRUED LIABILTIES

Accrued liabilities are comprised of the following as of September 30:

                                      2001       2000
                                   ----------  ---------
Salaries, wages and payroll taxes  $2,108,184  $ 185,439
Payroll benefits                      195,825    110,290
Accrued interest                      300,329     89,450
Other                                 368,375   348,0622
                                   ----------  ---------

                                   $2,972,713  $ 733,241
                                   ==========  =========


NOTE K - BRIDGE LOANS

During the year ended September 30, 2000, the Company periodically borrowed funds from various third parties on a short-term basis. The borrowings were generally settled within a period of two to three days. On September 30, 2000, there were $799,177 in bridge loans payable, which were repaid in early October 2000, along with a finance fee of 5% of the principal amount due.

The Company entered into no such arrangements during the year ended September 30, 2001.


NOTE L - CONVERTIBLE DEBENTURES

In October 1999, the Company issued $1,000,0000 in convertible debentures (2000 debentures). The debentures bear interest at the annual rate of 7%, are convertible immediately and mature on October 5, 2001. In addition to the debentures, the holder received 120,000 detachable common stock warrants expiring on December 31, 2004.

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

In May 2000, all warrants were exchanged for 102,609 shares of the Company's common stock by means of a cashless exercise. As of September 30, 2001, these shares are included in total shares subscribed as no certificates were issued until November 2001.

During the year ended September 30, 2001, all 2000 debentures were converted into common shares of the Company using conversion terms specified in debenture agreements.

On November 16, 2000, the Company issued $2,325,250 in convertible debentures. The debentures bear interest at the annual rate of 8% and can be converted immediately into "Conversion Shares" at 75% (50% if Company does a private offering below $5) of the mean closing bid price for the Company's common stock upon the 5 lowest closing bid prices during 20 consecutive days immediately preceding the date of conversion, not to exceed $6.00. The debentures are due at dates ranging from May 16 through May 24, 2002

In addition, upon three days after notice of conversion, the Company agreed to pay a 1% of the conversion shares per day that the shares certificate is not received by the holder.

In addition, due to the Company not filing a registration statement by December 15, 2000, each holder was entitled to receive additional penalty shares of common stock of the Companying in the following amounts: (a) shares equal to two percent (2%) of the total number of Conversion Shares for each 30-day period (or partial period thereof) subsequent to December 15, 2000 during which the registration statement has not been filed, up through February 13, 2001; and (b) for each 30-day period (or partial period thereof) thereafter during which the registration statement remains unfiled, Holder shall receive that number of shares equal to three percent (3%) of the total number of Conversion Shares.

Also, in the event the registration statement covering the Conversion Shares does not become effective within one hundred fifty (150) days of its filing date with the SEC, each holder shall be entitled to receive additional shares of common stock of the Company in the following amounts:

(a) for the first two 30-day periods (or partial period thereof) following the expiration of 150 days from the filing date during which the registration statement has not become effective, Holder shall be entitled to receive that number of shares equal to two percent (2%) of the total number of Conversion Shares; and (b) for each 30-day period (or partial period thereof) thereafter during which the registration statement has not become effective, Holder shall receive that number of shares equal to three percent (3%) of the total number of Conversion Shares. Notwithstanding the above in no event shall the Holder be entitled to receive an aggregate number of Penalty Shares in excess of thirty percent (30%) of the total number of conversion shares.

Each debenture holder was also entitled to a warrant to purchase 12,500 shares of of the Company's common stock for each $100,000 of original principal amount. The shares underlying the warrants are subject to the same registration requirements, including any penalties, as the Conversion Shares. In addition, in the event the stock certificate is not delivered to the warrant holder within five business days following the date a duly executed notice of exercise and full payment of the exercise price are received by the Company, the holder shall be entitled to receive additional shares of Common Stock equal to one percent (1%) of the number of warrant shares to which the holder is entitled for each business day thereafter until the certificate is received.

Each warrant can be exchanged into one share of the Company's common stock at $6.00 per share. The warrants contain cashless exercise provisions.

In connection with the issuance of the debentures, the Company allocated $444,603, $829,551, and $1,051,096 of the proceeds to the common stock, detachable warrants, and beneficial conversion feature, respectively, based on their relative fair values and computation of the effective conversion rate. During the year ended September 30, 2001, the Company recorded a total of $1,291,810 of interest expense related to the amortization of the debenture discounts and the beneficial conversion feature.

By September 30, 2001, $225,000 of the debentures were converted into common shares. Subsequent to September 30, 2001, all remaining outstanding debentures were converted into common shares of the Company.

On March 15, 2001, the Company issued $790,369 in convertible debentures. The debentures bear 8% annual interest and are convertible immediately at $1.25 per share. All loan holders received subordinated security interest in the sputtering machine (see note H). The debentures mature on May 31, 2001, later extended to August 15, 2001, and then October 15, 2001, with no additional penalties. Due to effective conversion price on the debentures being significantly below stock's fair value on the date of the agreement, all debenture proceeds were allocated to beneficial conversion feature.

On April 1, 2001, some of the holders converted $102,500 in principal into shares of the Company's common stock at the conversion price specified in the agreement. On April 9, 2001, the Company sold additional convertible debentures totaling $35,131 under the same terms as March 15, 2001. Due to effective conversion price on the debentures being significantly below stock's fair value on the date of the agreement, all debenture proceeds were allocated to beneficial conversion feature and expensed prior to September 30, 2001.

The balance of the debt was converted into shares of the Company's common stock in October 2001.

On June 15, 2001, the Company issued $239,685 in convertible debentures maturing October 15, 2001. The debentures bear 8% interest rate and are convertible immediately into shares of the Company's common stock at $1.50 per share. All debentures were converted into the Company's common shares during October of 2001. In connection with these debentures, the Company recognized $182,960 as a beneficial conversion feature (resulting from a differential between the Company's stock fair value on the date debentures were issued and the effective conversion price under the agreements) all of which was expensed during the year ended September 30, 2001.

NOTE M - NOTES PAYABLE

On December 5, 2000 and December 14, 2000, the Company signed four promissory notes (December 2000 notes) with a group of investors to borrow a total of $400,000. The notes bear 10% annual interest and matured on January 5 and 14 of 2001. In the event that the loans are not repaid on the maturity date, a penalty charge became due as explained below:

          (a) 10% of the unpaid principal and interest at the maturity date to be satisfied by issuing common stock, with number of shares calculated based upon the three lowest closing bid prices during the thirty trading days immediately preceding loan maturity date.
          (b) Warrants to acquire common stock equaling 10% of the unpaid principal and interest on the loan maturity date with the exercise price equaling to the three lowest closing bid prices during the thirty trading days immediately preceding loan maturity date.
          (c) Additional warrants to acquire common stock equaling to 20% of the unpaid principal and interest on the loan maturity date with a $3.00 exercise price.
          (d) In the event that the loan principal and interest would not be repaid, after thirty days pass maturity date, an additional penalty will become due and payable every 30 days following the maturity date.

No notes have been paid of as of September 30, 2001 resulting in the Company issuing 447,064 shares and 924,760 warrants (see note Q for breakdown by exercise price)and recognition of $1,643,809 in additional interest expense.

On June 22, 2001, the Company borrowed an additional $450,000 from the aforementioned group by signing $250,000 and $200,000 promissory notes (June 2001 notes). The notes were to mature on July 22, 2001, bore 10% interest and called for penalties identical to the December 2000 notes except for the following modifications to paragraphs (a) and (b):

     - The number of shares to be issued as computed under provisions (a) above has to be at least 2,500.
     - The exercise price of warrants required under provision (b)above cannot exceed $2.50.

Each note holder was also entitled to 10,000 shares of the Company's common stock for each $100,000 loaned and 146,250 immediately exercisable cashless exercise warrants that expire five years from the date of grant.

In addition, in lieu of financing costs, the Company issued a $50,000 note payable to a loan faciliator together with 5,000 shares of the Company's common stock and 16,250 cashless exercise warrants exercisable immediately and expiring five years from the date of grant.

In connection with this transaction, Company recognized $185,000 in expenses related to debt discount and financing fee amortization and $488,202 in interest expense related to penalty shares (162,208 shares) and warrants (476,100 warrants). See note Q for breakdown of warrants by exercise price that ranged from $0.72 to $6.00.

In addition to penalties listed above, if penalty shares and stock certificates are not delivered to their holders within seven business days from the due date, the June 2001 notes bear a one percent per day penalty computed as one percent of the number of shares and warrants due. This penalty is payable for each business day of the delay and are being issued monthly.

As of September 30, 2001, no June 2001 loans have been repaid.

In December 2000, the Company obtained an equipment loan of $70,409. The loan bears interest at a rate of 18% per annum, subject to monthly payment of principal plus interest of $5,500 and was due December 2001, however, no payments have been made on the loan and both principal and the accrued interest since inception of the loan are still outstanding. The loan is not subject to late payment penalties, except additional accrued interest at 18% per annum.

In March 2001, the Company obtained a first mortgage loan of $400,000 on the corporate condominium located in Los Gatos, CA, that is owned by UltraCard. The loan bears interest at a rate of 12.5% per annum, subject to interest only monthly payment of $4,167 with any unpaid accrued interest and principal balance due April 2002, and is collateralized by the corporate condominium owned by UltraCard. As of September 30, 2001, the Company was current on its payments.

From August 17, 2001 through August 24, 2001 (August 2001 notes), the Company signed notes payable with seven individual debtholders for total gross proceeds to the Company of $257,500. The maturity dates ranged from September 1, 2001 through September 8, 2001. The notes bore no interest if paid at maturity; however, were to incur 25% per annum interest once in default. In addition, each debtholder was entitled to warrants in the amount equal to one warrant for each dollar invested and had one dollar exercise price and three year term. As of September 30, 2001, no notes were repaid. The Company repaid the August 2001 notes on October 4, 2001.

NOTE N - INCOME TAXES

The differences between financial and tax reporting are comprised primarily of the timing in the recognition of net operating loss (NOL) and tax credit carryforwards, vacation expenses and methods used to compute depreciation expense. The income tax benefits reconciled to the tax computed at the statutory rate were approximately as follows during the years ended September 30:

                                                    2001           2000
                                                -------------  ------------
Tax benefit computed at federal statutory rate  $(10,030,000)  $(7,530,000)
Non-deductible expenses                               40,000     1,480,000
Research credit                                     (200,000)     (410,000)
Valuation allowance                               10,190,000     6,460,000
                                                -------------  ------------

                                                $          -   $         -
                                                =============  ============

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

                                        2001           2000
                                    -------------  -------------
Deferred tax assets:
  Net operating loss carryforwards  $ 18,680,000   $  8,920,000
  Research credit                        950,000        650,000
  Equity in losses of UltraCard          430,000        430,000
  Options, warrants and other            630,000        500,000
                                    -------------  -------------
    Total deferred tax asset          20,690,000     10,500,000

Valuation allowance                  (20,690,000)   (10,500,000)
                                    -------------  -------------

    Net deferred tax asset          $          -   $          -
                                    =============  =============

The Company and its subsidiaries are each required to file their own corporate federal and, in some instances, state tax returns. As of September 30, 2001, The Company and Subsidiaries had aggregated NOL carryforwards and tax credit carryforwards of approximately $58,400,000 and $950,000, respectively, of which, the majority begin expiring in 2018 for federal and earlier for state purposes. Included in the NOL carryforward is approximately $5,200,000 in tax deductions attributable to stock option exercises. If realized, the benefit of these deductions will be credited to shareholders' equity and will not effect the Company's income.

Internal Revenue Code Section 382 and similar California rules place a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership). As a result of these provisions, utilization of the NOL and tax credit carryforwards may be significantly limited.


NOTE O - COMMITMENTS AND CONTINGENCIES

1.   License Agreements
     ------------------

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

     Under the terms of the agreement, UltraCard is required to pay royalties for each sale of the UltraCard's magnetic card product on a per card basis. Additionally as the Company did not make the required minimum royalty payment during the year ended September 30, 2001 the contract is non-exclusive. Either party has a right to terminate all or part of the agreement with 30 days notice. There were no fees incurred and paid under the agreement through September 30, 2001.

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

     For the year ended September 30, 2001, 2000 and cumulative since inception, UltraCard recorded minimum royalty fees of $650,000, $650,000 and $1,600,000, respectively, and recorded capital fees of $24,373, $0 and $1,034,186, respectively. Through September 30, 2001, UltraCard had paid $30,000 for an initial licensing fee. Capital fees were paid as part of the agreement requiring UltraCard to remit to CardTech 12.5% of every dollar received from equity financing. In October 1997, as required by the license agreement, UltraCard issued 7,500,000 shares (after effect of 3:1 stock split) of its common stock, valued at the time of the issuance at $250,000. Related to the shares issued, UltraCard capitalized as license cost the amount of $250,000.

     As of September 30, 2001, a total of $1,135,000 in royalty fees remained unpaid for calendar year 2001 and 2000, resulting in UltraCard being past due on the agreement. CardTech agreed to defer payment of amounts owed to March 30, 2002. As partial consideration for the deferral, CardTech was granted a patent mortgage on the intellectual property of UltraCard.

     As of September 30, 2001, UltraCard's remaining commitments under the license agreement are summarized as follows:

          - An earned royalty fee of 5% of the gross proceeds generated from sales, leases or other distributions of products incorporating the CardTech technology. The minimum annual royalty fee is payable at $650,000 per calendar year through 2009.

          - A capital fee equal to 12.5% of all equity capital invested in the UltraCard until such time that CardTech has received a total of $3,000,000 in such fees. The maximum remaining amount of the commitment is $1,965,814. As of September 30, 2001, the Company owed $24,373 to CardTech for unpaid capital fees.

2.   Agreement with International Funding Corporation
     ------------------------------------------------

Effective July 1, 1999, the Company entered into an agreement with International Funding Corporation (IFC). Under the terms of the agreement, IFC provides various investment banking services and assisted the Company in conducting its private placement to sell shares at $2.50 in exchange for the following consideration:

     a) Warrant for the purchase of 100,000 shares of common stock at a price of $0.25 which vest at the time the Company raises $6,000,000. As of September 30, 2001, the warrant is fully vested; however, it has not been exercised. It expires September 30, 2004.
     b) Cash fee of 7% of the gross proceeds raised through the equity placement;
     c) Fee of 4% of the gross proceeds of the placement payable in the Company's voting common stock;
     d) Fee of 5% of the gross proceeds of the placement payable in common stock warrants which would vest immediately and expire five years from the date of grant;
     e) Monthly fee of $18,750 through December 2000 and $7,500 per month through termination of the agreement.

During the year ended September 30, 2000, the Company granted IFC 68,194 warrants, under provision (d) above. No such warrants were granted during the year ended September 30, 2001. The number of warrants was determined as the contractual fee of 5% of the funds raised divided by computed fair value of an individual warrant. The warrants issued were valued using the Black-Scholes pricing model and the assumptions described in note P. In addition, as of the year ended September 30, 2001 and 2000, IFC received 18,480 and 40,000 shares, respectively, of the Company's common stock, along with $65,248 and $105,000 in cash, respectively, as required under provisions (b) and (c) above. All of the costs associated with the warrants and cash fees payable were recorded as a reduction of the proceeds from the offering.

In addition to the aforementioned placement costs, during the year ended September 30, 2001, 2000 and cumulative since inception, the Company incurred $37,500, $247,500 and $315,000, respectively, in consulting fees for investor relation services performed by IFC. At September 30, 2001 and 2000, accounts payable includes $138,784 and $75,000, respectively, payable to IFC.

The IFC agreement expired on June 30, 2001, and was automatically renewed for an additional year. In the event of any future private placements conducted through IFC, fees described in (b)-(d) above are payable by the Company out of the proceeds raised. In addition, IFC is entitled to a monthly retainer in the amount of $7,500 and a reimbursement of expenses incurred while providing services for the Company.

3.   Employment and Consulting Agreements
     ------------------------------------

UltraCard has entered into a number of employment and consulting agreements. The agreements vary in length from one to three years with total remaining commitment amounts, excluding shares to be issued, as follows:

                       Year ending
                      September 30,
                      -------------

                          2002         $  560,800
                          2003             87,500
                                       ----------

                                       $  648,300
                                       ==========

Certain of the employment and consulting agreements also call for issuance of a specified number of shares of the Company's common stock. The estimated market value of these shares issued were charged to expense in the period issued. During the year ended September 30, 2001, and cumulative since inception, the Company recorded $29,508 and $1,068,072 of employee compensation and consulting expenses related to the issuance of these shares of UltraCard's common stock. No shares were issued for compensation or consulting services during the year ended September 30, 2000.

During the year ended September 30, 2001, UltraCard issued 300,000 shares of its common stock to one of its legal counsels in satisfaction of liabilities for legal services in the amount of $190,000.


4.   Funding Agreements
     ------------------

Upgrade has entered into funding agreements with each of its subsidiaries based upon budgets and operating projections for one to three years prepared by each subsidiary and submitted to and approved by the Board of Directors of Upgrade. Those agreements provide funding commitments to each of those subsidiaries for aggregate proceeds as follows to finance the expansion of their operations:

             Funding     Portion Funded through
Company    Commitment      September 30, 2001
---------  -----------  -----------------------

UltraCard  $28 million  $         22.06 million
EforNet    $ 5 million  $          3.04 million
cQue       $ 3 million  $          2.83 million

Each of these funding arrangements are convertible (or were partially converted) into common stock in the subsidiary and bear an 8% interest rate.

5.     Acquisition of The Pathways Group, Inc.
       ---------------------------------------

On September 8, 2000 the Company signed an Agreement and Plan of Reorganization ("Agreement") to acquire 100% of the Pathways Group, Inc. The Company loaned operating capital to Pathways during the course of the acquisition transaction. During the year ended September 30, 2001 and 2000 the Company advanced funds for operating capital to Pathways in the amounts of $1,648,955 and $1,900,825, respectively, for a total of $3,549,780. On February 15, 2001 the Company delivered notice to The Pathways Group, Inc. terminating the merger agreement between the two companies. The balance of funds loaned to Pathways by the Company totaling $3,549,780 is collateralized by a blanket assignment over Pathways' assets. The Company has filed a claim for the recovery of the amounts loaned to Pathways. However, as of September 30, 2001, the Company set up an allowance to offset advances due from Pathways due to the potential that the funds advanced may not be recoverable. The Company and Pathways are involved in litigation. See note O(10) for summary of the litigation.

6.     Advances to Rockster Group
       --------------------------

The Company entered into letters of intent with companies collectively referred to as the Rockster Group.

On December 11, 2000 the Company entered into a letter of intent for the acquisition of a majority position in an entertainment distribution technology developer, Rockster, Inc. (Rockster). Under the terms of the agreement, Upgrade will acquire an ownership interest of 57% of Rockster for total cash payment of $5,000,000. The companies are working towards the development of a definitive agreement. As of September 30, 2001, all payments totaling $854,000 have been classified as advances to Rockster Group.

On March 6, 2001, the Company entered into letter if intent with Rockster Records, Inc. (Rockster Records) to acquire 10% of Rockster Records for a total purchase price of $2,000,000. The payments were to be made on or before April 30, 2001. As the companies were unable to sign a definitive agreement prior to March 31, 2001, payments of $230,000 made to the Rockster Records by Upgrade are considered cash advances that are required to be returned to the Company. As of September 30, 2001, no definitive agreement has been reached and payments are classified as advances to Rockster Group. The Company believes that the advances will be recovered through payment or consummated acquisitions. The Company is subleasing its Los Angeles office (see note O(7)) to Rockster Group companies rent free and intends to continue doing so until all leasehold improvements are completed. At that time, the Company intends to enter into a formal sublease agreement with Rockster Group and negotiate monthly sublease payments.

7.     Operating Lease Agreements
       --------------------------

The Company and its subsidiaries have entered into operating lease agreements for its office and engineering facilities located in Washington and California. The leases have terms varying from monthly to five years, which expire in 2002 to 2011, and one of which provides for a ten year extension. Certain leases provide for fixed annual increases in base rent and others require adjustments based on the change in the Consumer Price Index and in facility maintenance costs. Total minimum operating lease commitments for the Company are approximately as follows:

               Year ending
               September 30,
               -------------

                  2002        $ 1,711,000
                  2003          1,734,000
                  2004          1,798,000
                  2005          1,754,000
                  2006            601,000
               Thereafter       3,286,000
                              -----------
                              $10,884,000
                              ===========

Consolidated rent expense for the year ended September 30, 2001, 2000 and cumulative since inception was approximately $1,934,000, $747,000 and $2,736,000, respectively.

In September 2000, UltraCard entered into a five-year 66,400 square foot building lease to expand its corporate headquarters and research and development facilities. Pursuant to the lease terms, UltraCard paid a refundable securities deposit of $190,313 and entered into a letter-of-credit arrangement described in the note F. In November 2000, The lease was amended, reducing the amount of leased space to 41,330 square feet. Pursuant to the same lease amendment, the letter of credit requirements were reduced to $300,000 with collateral also replaced by a $300,000 certificate of deposit (see note F).

In August 2001, the Company entered into a ten-year operating lease for office space located in Los Angeles, California. This facility is being occupied, rent-free, by Rockster, Inc. The Company intends to sublease all but 3,000 square feet to Rockster, Inc. at the market rate once the leasehold improvements are completed, which is estimated to be completed within the next nine months.

8.     Prime Domain Agreements

On August 16, 2001, the Company entered into a Business Development and Consulting Services Agreement with Prime Domain International (Prime Domain) under which Prime Domain is to provide the Company with market development, strategic planning, technological development and corporate finance. The companies are currently working on developing a commission agreement covering fees to be paid in connection with market development, technology development, and strategic planning. No services have been provided to the Company through September 30, 2001.

Also on August 16, 2001, the Company entered into a Finder Fee agreement under which Prime Domain was to assist the Company in raising up to $40,000,000 in exchange for 200,000 common stock warrants for each $1,000,000 in investments. The warrants would have a $1.16 exercise price and expire three years from the date of their issuance. As of September 30, 2001, no funds have been raised through Prime Domain and, thus, no warrants have been issued.

On September 4, 2001, the Company and Prime Domain signed a Retainer Agreement for services to be provided with a potential $15,000,000 financing. Under the terms of this agreement, Prime Domain was entitled to a 10% fee payable through issuance of 1,000,000 shares of the Company's common stock. In the event that this financing would not close within 90 days from the date of the agreement, Prime Domain has to return all shares. The shares were issued to Prime Domain on September 21, 2001.

No funds have been raised through September 30, 2001, and therefore, all shares issued to Prime Domain were for future services and, thus, the shares were not included in the total shares outstanding on Statement of Stockholders' Equity (Deficit). The shares were included in computations of loss per common share. The Company is currently assessing whether it wants to expend the September 4, 2001 retainer agreement or request return of 1,000,000 shares previously issued.

9.     Pending Acquisition of Shares from Minority Shareholders

As of September 30, 2001, the Company recorded $1,758,215 in liabilities due to minority shareholders of UltraCard in connection with two pending acquisitions of stock and $1,820,715 of acquisition deposits.

On May 14, 2001, the Company entered into an agreement to acquire 260,052 shares of UltraCard Common Stock and 10,000 Shares of CardTech for total cash consideration of $1,500,000. Subsequently, on July 10, 2001, the parties entered into a Forebearance Compensation Agreement ("Foreberance Agreement") intended to cure a default due to late payments under the original May 14, 2001 agreement. The selling shareholders agreed to extend payments in consideration for 10% annual interest with interest payments on unpaid principal balance to be made monthly. The Company made three interest payments totaling $37,500 for interest due in two months in arrears and for the August 2001 interest payment due; after which the September 2001 payment went unpaid. On October 5, 2001, the parties entered into Time Payment Agreement that replaced and superceded the Forebearance Agreement and required the Company to continue 10% annual interest payments in addition to $100,000 monthly principal payments commencing on or before October 10, 2001. In the event that total consideration is not paid within 90 days from October 10, 2001, Forbearance Agreement can be terminated without further notice and all amounts will become due and payable. The Company made $157,000 in total payments to the selling shareholders. While currently under default, the Company is currently in negotiations to further extend the sale purchase agreement.

On July 30, 2001, the Company entered into agreement with a minority shareholder of UltraCard to acquire 566,430 shares of UltraCard's common stock for total consideration of $283,215. The Company paid $25,000 upon execution of this agreement and made no other payments through September 30, 2001. The remaining payments were due in five equal monthly commencing with August 2001 and accrue 8% annual interest. The agreement contains no specific default or termination provisions. The Company and the shareholder have verbally agreed to extend the agreement until such time the Company's cash flow allows to make payments required under this agreement. The Company has previously purchased shares from the same shareholder in December 1999 and January 2000. As of September 30, 2001 recorded a liability of $258,215 and acquisition advances of $283,215.

The fair value of the CardTech and UltraCard stock being acquired will be allocated upon consumation of the transactions.

10.    Legal Proceedings
       -----------------

Upgrade, its president, Daniel S. Bland, and chief operating and financial officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade International Corporation et al., Superior Court of the State of California in for the County of Sonoma. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral agreement, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade filed a counterclaim against Pathways, its Board of Directors and Executive Officers, for moneys due and owing from funds advanced, fraud in the inducement as well as other misrepresentations made by Pathways to Upgrade. Upgrade believes that the plaintiff's allegations are without legal or factual basis and intends to vigorously defend its position. The litigation is in the discovery stage. The ultimate outcome of the case is uncertain. As a result no, liability for the case is recorded in the accompanying financial statements.

Upgrade, its President, Daniel S. Bland, and Chief Operating and Financial Officer, Howard Jaffe, are defendants in Kenneth Donnelly v. Upgrade International Corporation et al., Superior Court of the State of California in for the County of Santa Clara, Cause No. CV801537. The complaint, filed September 18, 2001, alleges breach of employment contract, breach of oral agreement, and false representations to induce relocation. Specifically, plaintiff alleges that Upgrade has failed to pay him employment wages. Upgrade believes that the plaintiff's allegations are without legal or factual basis and intends to vigorously defend the lawsuit. The ultimate outcome of the case is uncertain. As a result no liability for the case is recorded in the accompanying financial statements.

Pursuant to a court order dated May 26, 2000, the three actions previously filed against Upgrade and its president, Daniel S. Bland, have been consolidated into one action, In Re Upgrade International Corporation Securities Litigation, U.S. District Court, Western District of Washington at Seattle, c/a #C00-0298. A Consolidated and Amended Class Action Complaint was filed July 24, 2000. Six minority shareholders are named as lead plaintiffs. The complaint alleges that material misrepresentations and omissions were made by Upgrade and Mr. Bland in violation of the Securities Exchange Act of 1934. The consolidated complaint seeks class certification and payment of unspecified damages and attorneys fees. Upgrade filed a motion to dismiss the complaint, which was affirmed by the court on February 9, 2001. Plaintiffs appealed the court's order to dismiss, and the defendants filed a cross appeal seeking sanctions. The parties entered into a stipulated agreement to dismiss their appeals, which closed this case.

NOTE P - STOCK OPTION PLAN

In January 1999, the Company established the 1999 Stock Option Plan (1999 Plan). The 1999 Plan allowed the Company to grant options to employees, consultants, and directors for up to 1,550,000 shares of common stock. On September 30, 1999, the Company implemented the 2000 Stock Option Plan (2000 Plan) allotting an additional 800,000 shares for grants to employees and contractors. On March 27, 2001, the Company's shareholders approved the 2000 Omnibus Stock Option Plan (2000 Omnibus Plan) allotting 4,800,000 for future grants under the amended plan and rolling all options previously issued under the old 2000 Plan into the new 2000 Omnibus Plan. Option prices are generally equal to the fair market value of the shares of the Company's common stock on the date of grant. Options, generally, vest immediately or over a four-year period and expire five to ten years from the date of the grant.

The following is a summary of the employee stock option information for the years ended September 30, 2001 and 2000:

                                                       Weighted Average
                                             Shares     Exercise Price
                                           ----------  -----------------
Options outstanding at September 30, 1999  2,250,000                1.07

  Options granted                            100,000               12.50
  Options exercised                          (90,000)               0.25
  Options forfeited                          (75,000)               2.50
                                           ----------  -----------------

Options outstanding at September 30, 2000  2,185,000                1.52

  Options granted                          1,175,000                1.82
  Options exercised                                -                   -
  Options forfeited                         (185,000)               2.85
                                           ----------  -----------------

Options outstanding at September 30, 2001  3,175,000   $            1.79
                                           ==========  =================

* The Company has 1,215,000 options available for future grant as of September 30, 2001.

The following table summarizes information about options outstanding at September 30, 2001:

                           Options Outstanding               Options Exercisable
                  ----------------------------------------  ----------------------
                               Weighted       Weighted                   Weighted
                                Average       Average                     Average
Range of            Number     Exercise      Remaining        Number     Exercise
Exercise Prices   Outstanding    Price    Contractual Life  Exercisable    Price
----------------  -----------  ---------  ----------------  -----------  ---------
0.25               1,300,000  $    0.25              2.30    1,300,000  $    0.25
2.50 - $3.19       1,850,000       2.72              7.05    1,433,240       2.71
12.50                 25,000      12.50              3.94       25,000      12.50
                  ----------                                ----------

                   3,175,000                                 2,758,240
                  ==========                                ==========

The weighted average fair value of the options granted during the years ended September 30, 2001 and 2000 was $4.32 and $12.13, respectively.

On December 28, 2000, the Board granted 575,000 options to an officer and to a director under the 2000 Plan. The options were to expire in ten years from the date of grant and had an exercise price of $2.50 per share. Out of total options granted, 375,000 were exercisable immediately and the remaining 200,000 were to vest over a three-year period in equal increments of 8.33% every three months commencing on March 28, 2001.

Prior to December 2000 grants, the 2000 Plan had used all shares allotted for future grants. Therefore, these options were not considered approved until the March 27, 2001 stockholders' meeting that adopted the 2000 Omnibus Plan which increased the amount of available options. Therefore, March 27, 2001, was considered to be measurement date for the purposes of measuring compensation expense. On March 27, 2001, the closing price of the Company's stock was $4.44. The Company accounts for its stock-based compensation plan in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees, under which no compensation is recognized in connection with options granted to employees unless such options are granted below the underlying stock's fair value on the date of grant. Therefore, the Company recorded $1,114,062 in compensation expense. During the year ended September 30, 2001, the Company recognized $823,437 as expense for options vested and deferred $290,625 to be recognized ratably over the remaining vesting period.

Also on March 27, 2001, the Company granted 600,000 options to officers and to board members with a $3.19 exercise price and ten-year contractual life. Of all options granted, 400,000 options were vested immediately and the remaining options were to vest in equal increments every three months commencing on June 30, 2001. On March 27, 2001, the closing price of the Company's stock was $4.44. Therefore, the Company recorded $748,501 as compensation expense. During the year ended September 30, 2001, it recognized $540,567 as expense for options vested and deferred $207,934 to be recognized ratably over the remaining vesting period.

No options were granted with a strike price below the stock's market value on the date of grant during the year ended September 30, 2000.

The Company adopted the disclosure requirements SFAS No. 123, Accounting for Stock-Based Compensation. Accordingly, the Company is required to calculate and present the pro forma effect of all awards granted. For disclosure purposes, the fair value of each option granted to an employee has been estimated as of the date of grant using the Black-Scholes option pricing model with the following assumptions for the years ended September 30, 2001 and 2000, respectively: risk-free interest rate of 6.00% and 4.50%, dividend yield 0% and 0%, and volatility of 130% and 189%, and expected lives of 4 to 10 years.
Based on the computed option values and the number of the options issued, had the Company recognized compensation expense, the following would have been its effect on the Company's net loss:

                    Year ended           Year ended
Net loss        September 30, 2001   September 30, 2000
--------------  -------------------  -------------------

As reported     $        30,169,897  $        17,403,990
Pro forma                34,186,977           18,689,702

Loss per share
As reported     $              1.35  $              0.94
Pro forma                      1.52                 1.01

On September 30, 1999, the Company granted 40,000 options to non-employee consultants. Options were granted at an exercise price of $2.50 per share which at the time was equal to the private placement price of the underlying Company's common stock. The options expire five years from the date of grant and vest over a four-year period. The Company recorded $98,720 in compensation expense in connection with the options granted to non-employees. At September 30, 2001 and 2000, 40,000 and 3,336 of these options became exercisable. On April 18, 2001, the Company granted 195,000 options to one of its legal counsels, as described in note E.

As of September 30, 1999, UltraCard adopted a stock option plan of up to 3,000,000 shares of its common stock and granted 841,998 options to its employees, as adjusted for UltraCard's April 12, 200, 3:1 stock split. The pro forma effect on the consolidated loss was not material.

During the year ended September 30, 2001 and 2000, UltraCard granted 442,000 and 289,500 additional options, respectively. Also, during the year ended September 30, 2001 and 2000, 113,500 and 88,750 options, respectively were forfeited due to employment terminations. The net pro forma effect of the subsidiary's options was not material for the year ended September 30, 2001 and 2000.

As of September 30, 2001 and 2000, certain other subsidiaries had established stock option plans. However, none of the plans had significant activities material to the consolidated financial statements or for pro forma disclosure purposes.

NOTE Q - WARRANTS

During the years ended September 30, 2001 and 2000, the Company granted 4,043,034 and 753,422 warrants, respectively, to investors, investment bankers, consultants and other service providers as follows:

- In October 1999, the Company issued 100,000 warrants with a $0.25 strike price in lieu of a payment for public relation services performed. The warrants were valued at $339,500 on the date of grant (October 15, 1999) using the Black-Scholes pricing model and the following assumptions: volatility of 218%, risk free rate of 6% and a fair value of each underlying share of $3.562. The warrants vested immediately and were exercised in May 2000.

- In October 1999, in connection with a placement of convertible debentures, the Company issued 120,000 warrants with a $2.50 strike price.

- Also in connection with the October 1999 debenture and the November 1999 equity placement, the Company issued 68,194 warrants in lieu of placement fees. The number of warrants was determined as a placement contractual fee of 5% of the funds raised ($125,000) divided by computed fair value of an individual warrant. The value of a warrant was determined using the Black-Scholes option pricing model with assumptions as follows: volatility of 218%, and risk free rate of 6%, dividend yield of 0% and the fair value of the underlying stock of $2.50 per share (price received in the November placement). Each warrant has a $2.50 strike price. The warrants are scheduled to expire in five years from the date of issuance.

- Due to not registering certain securities, on August 16, 2000, the Company distributed 465,228 warrants to stockholders that acquired shares at $2.50 per share in a private placement during September and October 1999. One warrant was issued for each 10 shares acquired through the aforementioned placement. On the date of the grant, the stock was traded at $15 per share. The warrants have a strike price of $10 and an expiration date of August 16, 2002. All warrants vested immediately. The aggregate fair value of the warrants issued were determined using the Black-Scholes pricing model with an 189% volatility and 6% risk free rate was $6,016,795 and was recorded as a distribution on the date of the grant.

- In October 2000 the company issued 102,260 warrants to acquire common stock at a price of $8.50 per share to individuals as compensation for finders fees on private placements made by the Company.

- On December 22, 2001, the Company issued 50,000 warrants to purchase common shares at a price of $6.00 per share to an investor in conjunction with a private placement for an equal number of shares at $6.00.

- In November and December 2000 the Company issued 81,250 warrants to acquire common shares at prices ranging from $3.00 to $6.00 and for terms ranging from 3 to 5 years to individuals, paid as finders fees on private placements entered into by the Company. See further information in notes L and K.

- During the month of December 2000 and June 2001, the Company entered into a number of loan agreements for net proceeds to the Company of $950,000. The loan agreements provided for the issuance of shares and warrants paid as interest on the loans and. See further information in note K.

- In conjunction with the loans referred to above, the Company issued 521,167 warrants as finders fees on the loans. The warrants have a strike prices ranging from $2.00 to $3.00 per share, have a five year term and cashless exercise feature.

- During the year ended September 31, 2001 the Company entered into certain convertible debenture agreements. (See note L) Pursuant to the terms of those convertible debenture agreements the Company issued 365,656 warrants to acquire common stock at prices ranging from $3 to $6, with a five year term and cashless exercise feature.

- In December 2000 the Company issued 125,000 warrants at an exercise price of $4.00 per share and 201,667 warrants at an exercise price of $6.00 per share as finders and investor relations fees. The warrants have a three year term and cashless exercise feature.

- In February 2001 the Company issued 266,688 warrants to acquire common stock at a price of $2.00 per share to an investor. In conjunction with an investment into the Company for 616,721 shares at a price of$2.00 per share. The warrants have a three year term and cashless exercise feature.

- In February 2001 the Company issued 205,000 warrants to acquire common stock at a price of $2.00 per share to an investor and related party pursuant to the issuance of a private placement for the purchase of 205,000 shares at $2.00. The warrants issued have a three year term and cashless exercise feature.

At September 30,2001, there were 5,171,042 warrants outstanding, summarized as follows.

Exercise price                     Number of warrants
$          0.25                                880,000
$          0.72                                136,842
$          0.81                                 51,624
$          1.00                                257,500
$          1.09                                 50,780
$          1.13                                 39,479
$          1.27                                 38,290
$          1.76                                 14,321
$          1.78                                 28,772
$          1.88                                 22,000
$          2.00                                571,688
$          2.08                                 16,030
$          2.24                                 11,701
$          2.25                                 11,666
$          2.32                                 11,120
$          2.40                                 10,836
$          2.49                                 10,375
$          2.50                                248,008
$          2.60                                 29,120
$          2.61                                  9,978
$          2.74                                  9,278
$          3.00                                915,634
$          4.00                                125,000
$          6.00                              1,103,512
$          8.50                                102,260
$         10.00                                465,228
                                             ---------
                                             5,171,042
                                             =========

NOTE R - FOURTH QUARTER ADJUSTMENTS

As disclosed in the note O, on December 28, 2000, the Board granted 575,000 options to officers and directors that were granted in excess of Plan's original capacity. Therefore, these options were issued subject to shareholder approval at the Company's annual meeting on March 27, 2001. The shareholders approved the new plan on that date which triggered the options measurement date. As the options were granted at $2.50 and the fair value of the Company's stock based on March 27, 2001 closing price was $4.44, this transaction resulted in compensation expense to reflect the excess of fair value over the exercise price.

On March 27, 2001, the Company granted 600,000 options to directors and officers at a $3.19 exercise price. This transaction resulted in compensation expense to reflect the excess of fair value over the exercise price.

The Company did not record and disclosed these transactions and related expenses in its March 31, 2001 10-QSB filing. For the six and three months ended March 31, 2001, the Company reported net loss totaling $12,878,386 and $7,822,017, respectively, which resulted in net loss per share of $0.62 and $0.37, respectively. After taking into the effect the aforementioned transactions, the Company should have reported net loss for the six and three months ended March 31, 2001 of $14,138,206 and $9,081,837, which would have resulted in the net loss per share of $0.68 and $0.43 for the corresponding periods.


NOTE S - SUBSEQUENT EVENTS

Subsequent to September 30, 2001 the Company has continued to fund operations through the issuance of both equity and debt securities. During the period October 2001 to December 2001 the Company received $1,108,705 from investors pursuant to Regulation "S", private placement offering documents for the issuance of 2,217,410 shares at a price of $0.50 per share. In addition warrants to acquire 1,567,410 shares at $0.50 per share were issued in conjunction with the offerings.

From October 2001 through November 2001 the Company received proceeds aggregating $618,734 from a number of investors pursuant to both Regulation "S" and Rule 506 private placement offering documents for the issuance of 680,608 shares at a price of $0.91 per share. The Regulation "S" offerings represent 66,275 shares with the balance of 614,333 being issued pursuant to Rule 506. In addition warrants to acquire an equal number of shares at $0.91 per share were issued in conjunction with the offering.

During the period October to December 2001 the Company received proceeds pursuant to notes payable aggregating $488,500. The notes have a term of 30 days, and bear interest at a rate of 10% per annum. In the event that the loans are not repaid on the maturity date, a penalty charge will be due and payable as follows; 10% of the unpaid principal and interest at the maturity date will be issued in common stock to the lender, calculated based upon the average trading price of the common stock of the Company on the loan maturity date.

Warrants to acquire common stock will be issued equal to 10% of the unpaid principal and interest at the loan maturity date issued at a strike price of the average trading price of the Companies common stock on the maturity date.

Additional warrants to acquire common stock will be issued equal to 20% of the unpaid principal and interest at the loan maturity date calculated at the current market issued at a strike price of $3.00.

In the event that the loan principal and interest is not repaid, an additional penalty will become due and payable every 30 days following the maturity date.

In November 2001, the Company issued 500,000 shares of stock to an individual for finders fees related to a private placement of securities.

The Company continues to actively pursue new financings in the Company. These financings can takes the form the equity, convertible debentures and/or debt.

In October 2001, the Company formed a wholly-owned subsidiary, UltraCard China. UltraCard China was formed for the purpose of developing and marketing of applications utilizing UltraCard technology in China.

                                     ITEM 8.
     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                                   DISCLOSURE

     None


                                    PART III



                                     ITEM 9.
       DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS OF THE REGISTRANT

The following table sets forth the names and ages of, and all positions and offices held by, each of Upgrade's directors and its executive officers, Mr. Bland and Mr. Jaffe, and certain key employees of Upgrade's subsidiaries. Also set forth are the dates Upgrade's directors were initially elected to the Board of Directors, a summary of each identified person's business experience during the last five years and any directorship(s) held in other companies with securities registered under Section 12 or subject to the requirements of Section 15(d) of the Securities Exchange Act of 1934, as amended. Directors are elected at Upgrade's annual meeting of shareholders and hold office for staggered terms of three ears until their successors are elected at the next annual meeting and qualify. Officers hold office at the pleasure of the Board of Directors.

DIRECTORS AND EXECUTIVE OFFICERS

                         Director
Name                Age   Since             Position(s)
------------------  ---  --------  ------------------------------

Daniel S. Bland      43  12/11/97  President, Secretary,
                                   Chief Executive Officer and
                                   Director of Upgrade

Howard A. Jaffe      48    1/3/01  Executive Vice President,
                                   Chief Operating and Financial
                                   Officer & Director of Upgrade

Malcolm P. Burke     59   6/30/98  Director of Upgrade

Ronald P. Erickson   57   8/15/98  Director of Upgrade

EXECUTIVE OFFICERS OF AFFILIATE COMPANIES (Including Transaction In-Process)


Name             Age                Position(s)
----             ---                -----------

Daniel Kehoe      56       President & Director of
                           UltraCard

John A. French    58       President & Director of
                           cQue

Marco Garibaldi   46       President & Director of
                           Rockster, Inc. (Transaction In-Process)


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

Marco Garibaldi has been involved in the technology business his whole professional career. He received his degree in computer sciences in 1974. Mr. Garibaldi worked with Burroughs Worldwide Business Machines and Host International holding a sucession of programming, technical and financial positions. Later, Mr. Garibaldi founded InterComm, Inc., a think-tank company, (which developed the online shopping cart, bookstore online, the auction server, just to name a few) where he served as President and CEO. Mr. Garibaldi later joined Maximum Precision, an aerospace manufacturing company, where during his tenure served as President and CEO. Mr. Garibaldi left Maximum Precession to commence operations at Rockster.

Upgrade is not aware of any arrangements or understandings pursuant to which its directors or executive officers are nominated or selected, other than arrangements or understandings with directors or officers of Upgrade acting solely in their capacities as such.


SECTION  16(A)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE

Based on a review of Forms 3, 4 and 5 filed with the Company and inquiry of the Company's directors and officers, the Company believes that all required forms were timely filed.



                      ITEM 10.      EXECUTIVE COMPENSATION

EXECUTIVE  COMPENSATION

Executive officers of the Company currently do not receive any remuneration in their capacity as Company executive officers. The following table sets forth information concerning the compensation of the Named Officers for services in all capacities to the Company or its affiliates for the years ended September 30, 2001, 2000 and 1999.

                                     SUMMARY COMPENSATION TABLE

         NAME AND                     FISCAL       ANNUAL              LONG TERM COMPENSATION        ALL OTHER
    PRINCIPAL POSITION                 YEAR     COMPENSATION                    AWARDS             COMPENSATION($)
    ------------------                 ----     ------------                    ------             ---------------
                                                                                        OPTIONS/
                                              SALARY      BONUS     RESTRICTED STOCK    WARRANTS
                                              ($)(2)     ($)(3)      AWARD(S)($)(4)      (#)(5)
                                             ---------  ---------  ------------------  ---------
Daniel S. Bland                        2001  $250,000   $125,000   $                -    250,000     -
President and Chief Executive          2000   175,000          -                    -  1,750,000     -
Officer                                1999   115,000          -                    -                -

Howard A. Jaffe (1)                    2001  $250,000   $125,000                    -    905,000     -
Executive Vice President and           2000         -          -                    -          -     -
Chief Operating  & Financial Officer   1999         -          -                    -          -     -


-----------------
(1)  Mr.  Jaffe  was  hired  as a consultant in October 2000 and as an executive officer  in  January
     2001.
(2)  Salary  for  2001  represents  amount  accrued,  but  unpaid.
(3)  Payment  for  bonuses awarded  may  be  received  in  cash or stock (at $1.00 per share)  at the discretion of the recipient. Election must be made prior to September  30,  2002.
(4)  Represents  restricted  stock  issued.
(5)  Represents  warrants,  or  incentive  and  non-qualified stock options granted pursuant  to  the
     Company's Stock Option Plans. All options were granted at or above the market price of the stock on the date of the grant and vest up to  three  years.



STOCK  OPTIONS

The following table sets forth certain information with respect to stock options granted to the Named Officers during the fiscal year ended September 30, 2001.

In  addition  to  providing  the  number  of  options  granted  in  the  Summary
Compensation Table, the following table discloses the range of potential realizable values at various assumed appreciation rates. The table discloses for the Chief Executive Officer and other Named Officers the gain or "spread" that would be realized at the end of the option term for the options granted during 2001, if the price of the Common Stock appreciates annually by the percentage levels indicated from the market price on the date of grant.

                                          OPTION GRANTS IN 2001

                          % OF TOTAL
                            OPTIONS
                          GRANTED TO                           POTENTIAL REALIZABLE VALUE AT
                           EMPLOYEES    EXERCISE                  ASSUMED ANNUAL RATES OF
                 OPTIONS   IN FISCAL   PRICE PER   EXPIRATION   STOCK PRICE APPRECIATION FOR
NAME             GRANTED    2001(1)      SHARE        DATE              OPTION TERM
---------------  -------  -----------  ----------  ----------  --------------  --------------
                                                                    5.00%          10.00%
                                                               --------------  --------------
Daniel S. Bland  250,000        20.4%  $     3.19    04/02/11         -0-         $ 10,000
Howard A. Jaffe  400,000        32.6%  $     2.50    10/25/10         -0-         $292,000
                 100,000         8.2%  $     3.19    04/02/11         -0-         $  4,000

The following table sets forth information with respect to shares of the Common Stock acquired in 2001 through the exercise of stock options, including the value realized upon the exercise, and the value of all stock options held at September 30, 2001.



                           OPTION EXERCISES, HOLDINGS AND VALUES TABLE

                   SHARES                      NUMBER OF               VALUE OF UNEXERCISED
                  ACQUIRED     VALUE       UNEXERCISED OPTIONS        "IN-THE-MONEY" OPTIONS
    NAME         ON EXERCISE  REALIZED    AT SEPTEMBER 30, 2000      AT SEPTEMBER 30, 2001 (1)
    ----         -----------  --------    ---------------------      -------------------------
                                        EXERCISABLE  UNEXERCISABLE  EXERCISABLE   UNEXERCISABLE
                                                     -------------  ------------  --------------
Daniel S. Bland          -0-       -0-    1,200,000            -0-  $    672,000  $          -0-
Howard A. Jaffe          -0-       -0-      500,000            -0-           -0-             -0-


-------------
(1) Represents the difference between the closing price of the Common Stock on September 30, 2001 ($1.37 per share) and the exercise price of the stock options.

                                    ITEM 11.
         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 8, 2002, certain information as to the beneficial ownership of Common Stock by: (i) those persons or entities known by management to beneficially own more than 5% of the Company's outstanding shares of Common Stock; (ii) the Company's Chief Executive Officer, its Chairman of the Board and the other executive officers of the Company (the "Named Officers"), and (iii) all directors and executive officers of the Company as a group.

                                                      SHARES
                                                    BENEFICIALLY    PERCENT OF
BENEFICIAL OWNER                                      OWNED (1)        CLASS
--------------------------------------------------------------------------------
Daniel S. Bland (2)                                     6,476,100       15.69%
Chief Executive Officer, President, Secretary and
Director

Howard A. Jaffe (3)                                     1,224,333        2.97
Executive Vice President and Chief Operating and
Financial Officer and Director

Malcom P. Burke (4)                                       393,000        0.95
Director

Ronald P. Erickson (5)                                    650,000        1.57
Director

Upgrade International Corporation (6)                   2,000,000        4.85


Directors and executive officers as a group            10,743,433       26.03%
(4 persons and the Company)


--------------

(1) Includes shares held directly, in retirement accounts, in a fiduciary capacity or by certain affiliated entities or members of the named individuals' families, with respect to which shares the named individuals and group may be deemed to have sole or shared voting and/or dispositive powers.

(2) Comprised of 4,000,000 shares and 800,000 warrants (exercisable at $0.25 per share and expiring 1/20/2004) owned by the Bland Family Trust, as to which Mr. Bland, as trustee, has sole voting and investment powers, 476,100 shares owned by International Internet Corporation, which Mr. Bland controls, and 1,200,000 options (600,000 exercisable at $0.25 per share and expiring 1/20/2004; 350,000 options exercisable at $2.50 per share and expiring 09/30/04; 250,000 exercisable at $3.19 per share and expiring 04/02/11) owned directly by Mr. Bland.


(3) Comprised of 286,000 shares and 555,000 warrants (205,000 exercisable at $2.00 and expiring 02/15/06; 200,000 exercisable at $.75 and expiring 09/15/06; and 150,000 exercisable at $1.00 and expiring 01/08/07), and
     500,000 options (200,000 shares at a price of $2.50 per share fully vested and expiring 10/25/10; 200,000 options to acquire shares at a price of $2.50 vesting quarterly over a period of three years and expiring 10/25/10; 100,000 shares at a price of $3.19 per share fully vested and expiring 04/02/11) owned directly by Mr. Jaffe.

(4) Comprised of 7,500 shares and 450,000 options (150,000 exercisable at $0.25 per share fully vested and expiring 1/20/2004; 200,000 vesting quarterly over a three year period at $2.50 per share and expiring 09/30/04; and 100,000 shares vesting quarterly over a three year period at a price of $3.19 and expiring 04/02/11) owned directly by Mr. Burke. In addition 10,500 shares owned by Primary Ventures Corporation, a company controlled by Mr. Burke.

(5) Comprised of 750,000 options (550,000 exercisable at $0.25 per share fully vested and expiring 1/20/2004; 100,000 vesting quarterly over a three year period at $2.50 per share and expiring 09/30/2004; and 100,000 shares vesting quarterly over a three year period at a price of $3.19 and expiring 04/02/11) owned directly by Mr. Erickson.

(6) Shares assigned to the Company, and pledged as collateral for loan outstanding.


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

As of September 30, 2001, UltraCard's remaining commitments under the license agreement are summarized as follows:

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

Royalty fees are due on January 1 of each calender year. As of September 30, 2001, $1,300,000 for both the calendar year 2000 and 2001 royalty fees remained
unpaid, causing Ultracard to be past due on the agreement.   Cardtech has
deferred  the  required  payments  to March 31, 2002.

 In July, 2001, the Company received from its President and Chief
Executive Officer, Daniel S. Bland, funds in the amount of $1,210,000 as a loan to the company. The Company's Board of Directors as of November 1, 2001, converted the $1,210,000 loan into equity by issuing 2,000,000 shares of common stock to Bland in full satisfaction of the company's loan obligation to him. As part of this transaction, Upgrade assumed the obligations of Bland, as borrower, under Bland's loan agreements with International Mercantile Holding Group, Inc.
(IMHG), the original lender of the funds. Under the terms of the loan agreements, repayment of the loan amount is secured by collateral in the form of 2,000,000 shares of Upgrade, which have been pledged by Bland to IMHG, which are now assigned to the Company. Upon repayment of the loan and return of the collateral, Upgrade intends to cancel the 2,000,000 shares of stock. The term of the loan is five years.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------

A.     Exhibits

Exhibit
Number    Description
--------  -------------------------------------------------------------------------------------------------
3.1(3)    Articles of Incorporation
--------  -------------------------------------------------------------------------------------------------
3.2(6)    Articles of Merger
--------  -------------------------------------------------------------------------------------------------
3.3(3)    Bylaws
--------  -------------------------------------------------------------------------------------------------
4.1(1)    Specimen Stock Certificate
--------  -------------------------------------------------------------------------------------------------
4.2(6)    1,000,000 Subordinated Debenture
--------  -------------------------------------------------------------------------------------------------
4.3(6)    Form of Warrant
--------  -------------------------------------------------------------------------------------------------
4.4(6)    Form of Warrant (with Cashless Exercise)
--------  -------------------------------------------------------------------------------------------------
10.1(6)   Merger Agreement by and between Upgrade and The Pathways Group, Inc.
--------  -------------------------------------------------------------------------------------------------
10.2(1)   Upgrade Form of 2000 Stock Option Plan
--------  -------------------------------------------------------------------------------------------------
10.3(1)   Upgrade Form of 1999 Stock Option Plan, as Amended and Restated
--------  -------------------------------------------------------------------------------------------------
10.4(4)   Upgrade Form of Stock Option Agreement
--------  -------------------------------------------------------------------------------------------------
10.5(6)   UltraCard Inc. Employee Stock Option Plan
--------  -------------------------------------------------------------------------------------------------
10.6(6)   UltraCard, Inc. Stock Purchase, Voting and Cancellation Rights and Redemption Agreement
--------  -------------------------------------------------------------------------------------------------
10.7(6)   Option Agreement by and between Upgrade and UltraCard for acquisition of UltraCard stock, as amended
--------  -------------------------------------------------------------------------------------------------
10.8(6)   License Agreement between AMPEX Corporation and UltraCard Inc. for Keepered Media technology
--------  -------------------------------------------------------------------------------------------------
10.9(6)   Agreement by and between SciVac and UltraCard for development of vacuum system
--------  -------------------------------------------------------------------------------------------------
10.10(2)  Funding Agreement by and between Upgrade and UltraCard, Inc.
--------  -------------------------------------------------------------------------------------------------
10.11(6)  Exclusive License Agreement by and between UltraCard and CardTech, Inc.
--------  -------------------------------------------------------------------------------------------------
10.12(6)  Sub-Distribution Agreement by and between Global CyberSystems, Inc. and Financial Electronic
          Systems, Inc.
--------  -------------------------------------------------------------------------------------------------
10.13(6)  Letter of Intent by and between National CacheCard Company and Upgrade to purchase Smart Card assets
--------  -------------------------------------------------------------------------------------------------
10.14(6)  Assignment Of Intellectual Property Rights By Work Product Investment Trust and David Zucker to
          EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.15(6)  Funding Agreement by and between Upgrade and EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.16(6)  Loan Agreement by and between Upgrade and EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.17(6)  Voting Trust Agreement by and between Upgrade and Work Product Investment Trust
--------  -------------------------------------------------------------------------------------------------
10.18(4)  UltraCard Los Gatos Lease
--------  -------------------------------------------------------------------------------------------------
10.19(6)  Acquisition of Centurion Technologies which contains funding agreement by and between Centurion and Upgrade
--------  -------------------------------------------------------------------------------------------------
10.20(6)  Joint Development and Supply Agreement for Card Substrates by and between UltraCard and
          Colorado Plasticard
--------  -------------------------------------------------------------------------------------------------
10.21(4)  Design Agreement for UltraCard Writer/Reader Devices by and between UltraCard and PEMSTAR
          INC.
--------  -------------------------------------------------------------------------------------------------
10.22(2)  Stock Purchase Agreement between Upgrade and Zucker
--------  -------------------------------------------------------------------------------------------------
10.23(6)  Letter of Intent by and between Upgrade and Cards & More, Inc.
--------  -------------------------------------------------------------------------------------------------
10.24(6)  Letter of Intent by and between Upgrade and Rockster, Inc. (12/11/00)
--------  -------------------------------------------------------------------------------------------------
10.25     Komag Incorporated Card Substrate Agreement
--------  -------------------------------------------------------------------------------------------------
10.26     Shanghai G-Pro Technology Co., Ltd. Purchase Order
--------  -------------------------------------------------------------------------------------------------
10.27     Common Stock Resale Limitation Agreement
--------  -------------------------------------------------------------------------------------------------
10.28     Letter of Intent by and between Upgrade and Rockster Records, Inc. (3/6/01)
--------  -------------------------------------------------------------------------------------------------
16.1(5)   Letter on Change of Certifying Accountant
--------  -------------------------------------------------------------------------------------------------
21.1(6)   Subsidiaries
--------  -------------------------------------------------------------------------------------------------

(1) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 6, 2000.
(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2000.
(3) Incorporated by reference from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24, 2000.
(4) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2000.
(5) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on September 22, 2000.
(6) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 16, 2001.

B.   Reports on Form 8-K

None

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UPGRADE INTERNATIONAL CORPORATION


/s/  Daniel S. Bland
--------------------------------------------
By Daniel S. Bland, President

/s/  Howard A. Jaffe
--------------------------------------------
By Howard A. Jaffe, Executive Vice President

Dated: January 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Daniel S. Bland     President, Chief Executive Officer, Secretary and   1/14/02
----------------------  Director                                            -------
Daniel S. Bland                                                              (Date)

/s/ Howard A. Jaffe     Executive Vice-President, Chief Operating and       1/14/02
----------------------  Financial Officer, and Director                    --------
Howard A. Jaffe                                                              (Date)

/s/ Malcolm P. Burke    Director                                            1/14/02
----------------------                                                     --------
Malcolm P. Burke                                                             (Date)

/s/ Ronald P. Erickson  Director                                            1/14/02
----------------------                                                     --------
Ronald P. Erickson                                                           (Date)

                                               EXHIBIT INDEX


Exhibit
Number    Description
--------  -------------------------------------------------------------------------------------------------
3.1(3)    Articles of Incorporation
--------  -------------------------------------------------------------------------------------------------
3.2(6)    Articles of Merger
--------  -------------------------------------------------------------------------------------------------
3.3(3)    Bylaws
--------  -------------------------------------------------------------------------------------------------
4.1(1)    Specimen Stock Certificate
--------  -------------------------------------------------------------------------------------------------
4.2(6)    1,000,000 Subordinated Debenture
--------  -------------------------------------------------------------------------------------------------
4.3(6)    Form of Warrant
--------  -------------------------------------------------------------------------------------------------
4.4(6)    Form of Warrant (with Cashless Exercise)
--------  -------------------------------------------------------------------------------------------------
10.1(6)   Merger Agreement by and between Upgrade and The Pathways Group, Inc.
--------  -------------------------------------------------------------------------------------------------
10.2(1)   Upgrade Form of 2000 Stock Option Plan
--------  -------------------------------------------------------------------------------------------------
10.3(1)   Upgrade Form of 1999 Stock Option Plan, as Amended and Restated
--------  -------------------------------------------------------------------------------------------------
10.4(4)   Upgrade Form of Stock Option Agreement
--------  -------------------------------------------------------------------------------------------------
10.5(6)   UltraCard Inc. Employee Stock Option Plan
--------  -------------------------------------------------------------------------------------------------
10.6(6)   UltraCard, Inc. Stock Purchase, Voting and Cancellation Rights and Redemption Agreement
--------  -------------------------------------------------------------------------------------------------
10.7(6)   Option Agreement by and between Upgrade and UltraCard for acquisition of UltraCard stock, as amended
--------  -------------------------------------------------------------------------------------------------
10.8(6)   License Agreement between AMPEX Corporation and UltraCard Inc. for Keepered Media technology
--------  -------------------------------------------------------------------------------------------------
10.9(6)   Agreement by and between SciVac and UltraCard for development of vacuum system
--------  -------------------------------------------------------------------------------------------------
10.10(2)  Funding Agreement by and between Upgrade and UltraCard, Inc.
--------  -------------------------------------------------------------------------------------------------
10.11(6)  Exclusive License Agreement by and between UltraCard and CardTech, Inc.
--------  -------------------------------------------------------------------------------------------------
10.12(6)  Sub-Distribution Agreement by and between Global CyberSystems, Inc. and Financial Electronic
          Systems, Inc.
--------  -------------------------------------------------------------------------------------------------
10.13(6)  Letter of Intent by and between National CacheCard Company and Upgrade to purchase Smart Card assets
--------  -------------------------------------------------------------------------------------------------
10.14(6)  Assignment Of Intellectual Property Rights By Work Product Investment Trust and David Zucker to
          EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.15(6)  Funding Agreement by and between Upgrade and EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.16(6)  Loan Agreement by and between Upgrade and EforNet Corporation
--------  -------------------------------------------------------------------------------------------------
10.17(6)  Voting Trust Agreement by and between Upgrade and Work Product Investment Trust
--------  -------------------------------------------------------------------------------------------------
10.18(4)  UltraCard Los Gatos Lease
--------  -------------------------------------------------------------------------------------------------
10.19(6)  Acquisition of Centurion Technologies which contains funding agreement by and between Centurion and Upgrade
--------  -------------------------------------------------------------------------------------------------
10.20(6)  Joint Development and Supply Agreement for Card Substrates by and between UltraCard and
          Colorado Plasticard
--------  -------------------------------------------------------------------------------------------------
10.21(4)  Design Agreement for UltraCard Writer/Reader Devices by and between UltraCard and PEMSTAR
          INC.
--------  -------------------------------------------------------------------------------------------------
10.22(2)  Stock Purchase Agreement between Upgrade and Zucker
--------  -------------------------------------------------------------------------------------------------
10.23(6)  Letter of Intent by and between Upgrade and Cards & More, Inc.
--------  -------------------------------------------------------------------------------------------------
10.24(6)  Letter of Intent by and between Upgrade and Rockster, Inc. (12/11/00)
--------  -------------------------------------------------------------------------------------------------
10.25     Komag Incorporated Card Substrate Agreement
--------  -------------------------------------------------------------------------------------------------
10.26     Shanghai G-Pro Technology Co., Ltd. Purchase Order
--------  -------------------------------------------------------------------------------------------------
10.27     Common Stock Resale Limitation Agreement
--------  -------------------------------------------------------------------------------------------------
10.28     Letter of Intent by and between Upgrade and Rockster Records, Inc. (3/6/01)
--------  -------------------------------------------------------------------------------------------------
16.1(5)   Letter on Change of Certifying Accountant
--------  -------------------------------------------------------------------------------------------------
21.1(6)   Subsidiaries
--------  -------------------------------------------------------------------------------------------------

(1) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on April 6, 2000.
(2) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2000.
(3) Incorporated by reference from our Definitive Proxy Statement filed with the Securities and Exchange Commission July 24, 2000.
(4) Incorporated by reference from our Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2000.
(5) Incorporated by reference from our Form 8-K filed with the Securities and Exchange Commission on September 22, 2000.
(6) Incorporated by reference from our Form 10-KSB filed with the Securities and Exchange Commission on January 16, 2001.