Form 10QSB
period 2001-12-31
UPGRADE INTERNATIONAL CORP /FL/
filed 2002-02-19
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  DECEMBER 31, 2001
                                -----------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to
                               ------------    ------------

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of January 31, 2002, 41,331,578 shares of common stock, $.0001 par value were outstanding.

Transitional Small Business Disclosure Format  (Check one): Yes [ ] No [X]

                                                          INDEX



PART I - Financial Information                                                                                       Page

Item 1.   Financial Statements
------------------------------

Consolidated balance sheets at September 30, 2001 (audited) and December 31, 2001 (unaudited) . . . . . . . . . . .     3

Consolidated statements of operations for the three months ended December 31, 2000 and 2001 (unaudited) and
cumulative since inception (February 5, 1997) through December 31, 2001 (unaudited) . . . . . . . . . . . . . . . .     4

Consolidated statement of stockholders' equity since inception through September 30, 2001 and for the three months ended December 31, 2001 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5-11

Consolidated statement of cash flows for the three months ended December 31, 2000 and 2001 (unaudited) and
Cumulative since inception (February 5, 1997) through December 31, 2001 (unaudited) . . . . . . . . . . . . . . . .    12

Notes to the Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    13


Item 2.   Management's Discussion and Analysis or Plan of Operation . . . . . . . . . . . . . . . . . . . . . . . .    16
-------------------------------------------------------------------

PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
-------  -----------------

Item 2.  Changes In Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
-------  -----------------------------------------

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
-------  -----------------

Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    18
-------  ----------------------------------

Signatures

                      Upgrade International Corporation and Subsidiaries
                               (A development stage enterprise)

                                 CONSOLIDATED BALANCE SHEETS



                                            ASSETS

                                                                 September 30,   December 31,
                                                                     2001           2001
                                                                 -------------  -------------
                                                                                 (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $  2,551,465   $    350,928
  Restricted deposit                                                  300,000        300,000
  Subscriptions receivable                                            500,000              -
  Note receivable from related party                                  135,243        137,864
  Prepaid expenses, deposits and other                                110,022        109,190
                                                                 -------------  -------------

      Total current assets                                          3,596,730        897,982

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                    2,071,663      2,055,707

SPUTTERING MACHINE, held for sale                                   2,000,000      2,000,000

ADVANCES TO ROCKSTER GROUP                                          1,084,000      1,449,000

OTHER ASSETS
  Intangible and deferred assets, net of accumulated
  amortization                                                        466,256        361,969
  Acquisition deposits                                              1,820,715      1,820,715
  Deposits                                                            194,128        194,128
                                                                 -------------  -------------

      Total assets                                               $ 11,233,492   $  8,779,501
                                                                 =============  =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $  3,853,950   $  3,769,004
  Payable to related parties                                        5,503,022      3,471,810
  Accrued liabilities                                               2,972,713      2,233,380
  Notes payable                                                     1,717,231      2,474,874
  Convertible debentures, net of unamortized discount                       -      1,075,756
  Equipment purchase contract payable                               2,024,748      2,024,748
  Royalty fee payable to Card Tech, Inc.                            1,161,873      2,233,168
                                                                 -------------  -------------

      Total current liabilities                                    17,233,537     17,282,740

CONVERTIBLE DEBENTURES, net of unamortized discount                 2,004,488              -

MINORITY INTEREST                                                   1,473,179         46,179

COMMITMENTS AND CONTINGENCIES                                               -              -

STOCKHOLDERS' DEFICIT
  Common stock - $.0001 par value, 100,000,000 shares authorized       24,524         37,918
  Stock subscriptions                                               2,742,586      1,372,553
  Additional paid in capital                                       53,947,618     68,219,820
  Deferred compensation                                              (498,559)      (449,233)
  Receivable from stockholders of subsidiary                         (266,621)      (266,621)
  Accumulated development stage deficit                           (65,427,260)   (77,463,855)
                                                                 -------------  -------------
                                                                   (9,477,712)    (8,549,418)
                                                                 -------------  -------------

      Total liabilities and stockholders' deficit                $ 11,233,492   $  8,779,501
                                                                 =============  =============

        The accompanying notes are an integral part of these statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                         Cumulative
                                                                                         results of
                                                                                      operations since
                                                 Three months ended December 31,          inception
                                                     2000               2001         (February 5, 1997)
                                               ----------------  ------------------  -------------------
Costs and expenses
  Research and development                     $      2,414,425  $       1,778,670   $       16,311,073
  Purchased in-process research and development               -                  -            5,971,603
  Sales and marketing                                   713,837            107,390            5,346,195
  General and administrative                          1,599,790          2,321,098           25,251,755
                                               ----------------  ------------------  -------------------
                                                      4,728,052          4,207,158           52,880,626
Other expenses
  Equity in losses of UltraCard                               -                  -            1,264,316
  Interest expense                                      303,112          7,614,950           14,337,251
  Loss on advances to Pathway                                 -                  -            3,549,780
  Other, net                                             24,205            913,839            2,682,239
                                               ----------------  ------------------  -------------------
                                                        328,317          8,528,789           21,833,586

Minority interest in losses of subsidiaries                   -           (699,352)          (3,267,152)
                                               ----------------  ------------------  -------------------

NET LOSS                                       $      5,056,369  $      12,036,595   $       71,447,060
                                               ================  ==================  ===================
LOSS PER COMMON
SHARE-BASIC AND DILUTED                        $           0.24  $            0.36   $             5.05
                                               ================  ==================  ===================

        The accompanying notes are an integral part of these statements.

                                   Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                       Since inception through September 30, 2001 and December 31, 2001 (unaudited)



                                   Voting common stock  Common stock subscribed   Additional               Receivable from
                                   -------------------  ------------------------   paid-in    Deferred      stockholders
                                     Shares    Amount     Shares       Amount      capital   compensation   of subsidiary
                                   ----------  -------  -----------  -----------  ---------  -------------  --------------
Balance at February 5, 1997                 -  $     -           -   $        -   $      -   $           -  $            -

Issuance of founder's shares at
  $.03 per share in February 1997
  adjusted for December 1997
  1:2 reverse stock split             500,000      500           -            -     29,500               -               -

Issuance of common stock in
  February 1997 at $.10 per share
  adjusted for December 1997
  1:2 reverse stock split              29,000       29           -            -      5,771               -               -

Issuance of common stock at
  $.0025 per share in December
  1997 Reg. D Rule 504 offering     4,000,000    4,000           -            -      6,000               -               -

Issuance of common stock in
  December 1997 to an officer
  in exchange for property
  contribution                      4,000,000    4,000           -            -     47,250               -               -

Sale of common stock at $.50
  per share in January 1998
  Reg. D Rule 504 offering          1,680,988    1,681           -            -    838,813               -               -

Common stock subscribed in
  September 1998 at $.065
  per share                                 -        -   2,250,000      146,250          -               -               -

Net loss for the year ended
  September 30, 1998                        -        -           -            -          -               -               -

                                   ----------  -------  -----------  -----------  ---------  -------------  --------------
Balances at September 30, 1998     10,209,988   10,210   2,250,000      146,250    927,334               -               -

Issuance of subscribed shares
  in November 1998 Reg. D Rule
  04 offering                       2,250,000    2,250  (2,250,000)    (146,250)   144,000               -               -

Issuance of common stock in
  January 1999 to satisfy trade
  liabilities                         437,500      438           -            -    103,312               -               -

Issuance of common stock
  warrants at $.25 per share in
  January 1999                              -        -           -            -    221,000               -               -

Common stock subscribed at
  $1.80 per share in February
  1999 private placement                    -        -     999,999    1,799,998          -               -               -

Issuance of common stock
  warrants for services in
  August 1999                               -        -           -            -     64,155               -               -

Common stock subscribed at $.25
  per share in August 1999
  through exercise of common
  stock warrants                            -        -      27,500       71,030    (64,155)              -               -

Issuance of common stock
  warrants and options at
  exercise prices of $.25 and
  $2.50 per share in September
  1999 for services                         -        -           -            -    671,893               -               -

Issuance of common stock at
  $.25 per share in September
  1999 through exercise of
  employee stock options               60,000       60           -            -     14,940               -               -


                                     Accumulated
                                     Development
                                    stage deficit      Total
                                   ---------------  ------------
Balance at February 5, 1997        $            -   $         -

Issuance of founder's shares at
  $.03 per share in February 1997
  adjusted for December 1997
  1:2 reverse stock split                       -        30,000

Issuance of common stock in
  February 1997 at $.10 per share
  adjusted for December 1997
  1:2 reverse stock split                       -         5,800

Issuance of common stock at
  $.0025 per share in December
  1997 Reg. D Rule 504 offering                 -        10,000

Issuance of common stock in
  December 1997 to an officer
  in exchange for property
  contribution                                  -        51,250

Sale of common stock at $.50
  per share in January 1998
  Reg. D Rule 504 offering                      -       840,494

Common stock subscribed in
  September 1998 at $.065
  per share                                     -       146,250

Net loss for the year ended
  September 30, 1998                   (1,213,530)   (1,213,530)
                                       -----------  ------------
Balances at September 30, 1998         (1,213,530)     (129,736)

Issuance of subscribed shares
  in November 1998 Reg. D Rule
  04 offering                                   -             -

Issuance of common stock in
  January 1999 to satisfy trade
  liabilities                                   -       103,750

Issuance of common stock
  warrants at $.25 per share in
  January 1999                                  -       221,000

Common stock subscribed at
  $1.80 per share in February
  1999 private placement                        -     1,799,998

Issuance of common stock
  warrants for services in
  August 1999                                   -        64,155

Common stock subscribed at $.25
  per share in August 1999
  through exercise of common
  stock warrants                                -         6,875

Issuance of common stock
  warrants and options at
  exercise prices of $.25 and
  $2.50 per share in September
  1999 for services                             -       671,893

Issuance of common stock at
  $.25 per share in September
  1999 through exercise of
  employee stock options                        -        15,000


                                    Continued

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

  Since inception through September 30, 2001 and December 31, 2001 (unaudited)


                                    Voting common stock   Common stock subscribed   Additional                Receivable from
                                    -------------------  ------------------------     paid-in    Deferred      stockholders
                                       Shares    Amount    Shares        Amount       capital    compensation  of subsidiary
                                    -----------  ------  -----------  ------------  -----------  ------------  --------------
Common shares subscribed at
  $2.50 per share in September
  1999                                        -       -   4,189,434    10,473,585            -              -              -

Receivable from UltraCard
  stockholders for payroll
  taxes and related charges in
  connection with stock issued
  by UltraCard as compensation                -       -           -             -            -              -       (400,000)

Net loss for the year ended
  September 30, 1999                          -       -           -             -            -              -              -
                                    -----------  ------  -----------  ------------  -----------  ------------  --------------
Balances at September 30, 1999       12,957,488  12,958   5,216,933    12,344,613    2,082,479              -       (400,000)

Common shares subscribed by a
  broker at $2.50 per share in
  October 1999 in connection
  with placement of $1 million
  in convertible debentures                   -       -      16,000        40,000      (40,000)             -              -

Issuance of common stock warrants
  with a strike price of $.25
  per share in October 1999                   -       -           -             -      339,500              -              -

Issuance of subscribed shares in
  November 1999                         999,999   1,000    (999,999)   (1,799,998)   1,798,998              -              -

Issuance of common shares,
  including shares subscribed,
  in November 1999 at $2.50 per
  share, net of expenses              4,652,281   4,652  (4,045,583)  (10,113,957)  11,521,038              -              -

Common shares subscribed by a
  broker at $2.50 per share in
  November 1999 in connection
  November 2000 private placements            -       -      24,000        60,000      (60,000)             -              -

Issuance of common stock at $.25
  per share in December 1999
  through exercise of employee
  stock options                          90,000      90           -             -       22,410              -              -

Common shares issued for
  services in December 1999              70,000      70           -             -      242,830              -              -

Allocation of debenture proceeds
  to beneficial conversion feature            -       -           -             -      676,360              -              -

Allocation of debenture proceeds
  to stock warrants                           -       -           -             -      323,640              -              -

Issuance of common stock at $44
  per share in January 2000
  through a private placement,
  net of expenses                       100,000     100           -             -    4,289,900              -              -

Issuance of common stock at $.25
  and $2.50 per share in February
  2000 through exercise of
  stock warrants                        294,449     295           -             -      304,046              -              -


                                      Accumulated
                                       Development
                                      stage deficit      Total
                                     --------------  ------------
Common shares subscribed at
  $2.50 per share in September
  1999                                           -    10,473,585

Receivable from UltraCard
  stockholders for payroll
  taxes and related charges in
  connection with stock issued
  by UltraCard as compensation                   -      (400,000)

Net loss for the year ended
  September 30, 1999                   (10,623,048)  (10,623,048)
                                     --------------  ------------
Balances at September 30, 1999         (11,836,578)    2,203,472

Common shares subscribed by a
  broker at $2.50 per share in
  October 1999 in connection
  with placement of $1 million
  in convertible debentures                      -             -

Issuance of common stock warrants
  with a strike price of $.25
  per share in October 1999                      -       339,500

Issuance of subscribed shares in
  November 1999                                  -             -

Issuance of common shares,
  including shares subscribed,
  in November 1999 at $2.50 per
  share, net of expenses                         -     1,411,733

Common shares subscribed by a
  broker at $2.50 per share in
  November 1999 in connection
  November 2000 private placements               -             -

Issuance of common stock at $.25
  per share in December 1999
  through exercise of employee
  stock options                                  -        22,500

Common shares issued for
  services in December 1999                      -       242,900

Allocation of debenture proceeds
  to beneficial conversion feature               -       676,360

Allocation of debenture proceeds
  to stock warrants                              -       323,640

Issuance of common stock at $44
  per share in January 2000
  through a private placement,
  net of expenses                                -     4,290,000

Issuance of common stock at $.25
  and $2.50 per share in February
  2000 through exercise of
  stock warrants                                 -       304,341


                                    Continued

                                   Upgrade International Corporation and Subsidiaries
                                            (A development stage enterprise)

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                      Since inception through September 30, 2001 and December 31, 2001 (unaudited)

                                  Voting common stock  Common stock subscribed Additional               Receivable from
                                  -------------------  -----------------------  paid-in      Deferred    stockholders
                                    Shares    Amount    Shares      Amount      capital    compensation  of subsidiary
                                  ----------  -------  ---------  ----------  -----------  ------------  --------------
Issuance of common stock in
  February 2000 subscribed to in
  August 2000 through exercise
  of common stock warrants            27,500       27   (27,500)    (71,030)      71,003              -              -

Issuance of common stock in
  April 2000 in connection with
  reverse acquisition of Second
  CMA, Inc.                           45,000       45         -           -        1,155              -              -

Issuance of common stock
  options with a strike price
  of $10.00 per share in April
  2000 for legal services                  -        -         -           -    1,047,670              -              -

Issuance of common stock at $10
  per share in April 2000
  through a private placement,
  net of expenses                     50,000       50         -           -      449,950              -              -

Issuance of common stock at
  $11.31 per share in May 2000
  through a private placement,
  net of expenses                     80,000       80         -           -      859,480              -              -

Common shares subscribed to
  through a cashless exercise of
  common stock warrants in
  May 2000                                 -        -   102,609     323,640     (323,640)             -              -

Issuance of common stock at
  $2.50 per share in June 2000
  through exercise of stock
  warrants                            91,878       92         -           -      229,603              -              -

Issuance of common stock at
  $10.48 per share in July 2000
  through a private placement        160,000      160         -           -    1,676,640              -              -

Issuance of common stock at
  $.25 and $2.50 per share in
  July 2000 through exercise
  of stock warrants                  130,000      130         -           -      156,120              -              -

Distribution of common stock
  warrants on August 16, 2000              -        -         -           -    6,016,795              -              -

Issuance of common stock at
  $12.25 per share in September
  2000 through a private
  placement, net of expenses         408,164      408         -           -    4,899,301              -              -

Issuance of common stock in
  September 2000 subscribed in
  September 1999                     143,851      144  (143,851)   (359,628)     359,484              -              -

Issuance of common stock in
  September 2000 subscribed in
  October and November of 1999        40,000       40   (40,000)   (100,000)      99,960              -              -

Adjustment to market of options
  granted for services in April
  2000                                     -        -         -           -     (118,885)             -              -

Adjustment to receivable from
  subsidiary's stockholders                -        -         -           -            -              -        133,379

Net loss for the year ended
  September 30, 2000                       -        -         -           -            -              -              -

                                  ----------  -------  ---------  ----------  -----------  ------------  --------------
Balances at September 30, 2000    20,340,610  $20,341   102,609     323,640   36,925,837              -       (266,621)

Issuance of shares in October
  2000 subscribed to shares in
  May 2000                           102,609      102  (102,609)   (323,640)     323,538              -              -

Issuance of common shares at
  $10.50 per share in October
  2000, net of costs                 142,860      143         -           -    1,349,857              -              -

Shares subscribed to at $6.00
  per share in October 2000,
  net of costs                             -        -   258,333   1,070,000     (100,000)             -              -

Allocation of debenture proceeds
  to common stock                    167,768      168         -           -      444,435              -              -

Allocation of debenture proceeds
  to common stock warrants                 -        -         -           -      829,551              -              -

Allocation of debenture proceeds
  to beneficial conversion
  feature                                  -        -         -           -    1,051,096              -              -

Allocation of promissory note
  proceeds to common stock            40,000       40         -           -      136,167              -              -

Common stock subscribed to at
  $4.00 per share in December
  2000                                     -        -   125,000     500,000            -              -              -

Common shares subscribed at
  $2.00 per share in December
  2000, net of issuance costs              -        -   389,129     778,257     (102,208)             -              -


                                  Accumulated
                                  development
                                  stage deficit      Total
                                  --------------  ------------
Issuance of common stock in
  February 2000 subscribed to in
  August 2000 through exercise
  of common stock warrants                    -             -

Issuance of common stock in
  April 2000 in connection with
  reverse acquisition of Second
  CMA, Inc.                                   -         1,200

Issuance of common stock
  options with a strike price
  of $10.00 per share in April
  2000 for legal services                     -     1,047,670

Issuance of common stock at $10
  per share in April 2000
  through a private placement,
  net of expenses                             -       450,000

Issuance of common stock at
  $11.31 per share in May 2000
  through a private placement,
  net of expenses                             -       859,560

Common shares subscribed to
  through a cashless exercise of
  common stock warrants in
  May 2000                                    -             -

Issuance of common stock at
  $2.50 per share in June 2000
  through exercise of stock
  warrants                                    -       229,695

Issuance of common stock at
  $10.48 per share in July 2000
  through a private placement                 -     1,676,800

Issuance of common stock at
  $.25 and $2.50 per share in
  July 2000 through exercise
  of stock warrants                           -       156,250

Distribution of common stock
  warrants on August 16, 2000        (6,016,795)            -

Issuance of common stock at
  $12.25 per share in September
  2000 through a private
  placement, net of expenses                  -     4,899,709

Issuance of common stock in
  September 2000 subscribed in
  September 1999                              -             -

Issuance of common stock in
  September 2000 subscribed in
  October and November of 1999                -             -

Adjustment to market of options
  granted for services in April
  2000                                        -      (118,885)

Adjustment to receivable from
  subsidiary's stockholders                   -       133,379

Net loss for the year ended
  September 30, 2000                (17,403,990)  (17,403,990)
                                  --------------  ------------
Balances at September 30, 2000      (35,257,363)    1,745,834

Issuance of shares in October
  2000 subscribed to shares in
  May 2000                                    -             -

Issuance of common shares at
  $10.50 per share in October
  2000, net of costs                          -     1,350,000

Shares subscribed to at $6.00
  per share in October 2000,
  net of costs                                -       970,000

Allocation of debenture proceeds
  to common stock                             -       444,603

Allocation of debenture proceeds
  to common stock warrants                    -       829,551

Allocation of debenture proceeds
  to beneficial conversion
  feature                                     -     1,051,096

Allocation of promissory note
  proceeds to common stock                    -       136,207

Common stock subscribed to at
  $4.00 per share in December
  2000                                        -       500,000

Common shares subscribed at
  $2.00 per share in December
  2000, net of issuance costs                 -       676,049


                                    Continued

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                           Since inception through September 30, 2001 and December 31, 2001 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred       stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation    of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Common shares subscribed in
  December 2000 at $0.25 through
  the exercise of stock warrants              -        -      20,000         5,000             -               -                -

Issuance of common shares at
  $2.02 per share pursuant to
  conversion of debenture               107,981      108           -             -       218,014               -                -

Issuance of common shares
  pursuant to warrant exercise
  at $0.25 per share                          -        -     200,000        50,000             -               -                -

Shares subscribed to at $2.50
  per share in January 2001,
  net of costs                                -        -     200,000       500,000       (50,000)              -                -

Modification of warrants                      -        -           -             -     2,414,000               -                -

Issuance of common shares at
  $1.43 per share pursuant to
  conversion of debentures              307,509      307           -             -       438,049               -                -

Shares subscribed to at $2.50
  per share in February 2001 net
  of costs                                    -        -      80,000       200,000       (20,000)              -                -

Common shares subscribed at
  $3.75 per share as additional
  consideration on debt                       -        -      16,267        61,001             -               -                -

Common shares subscribed at
  $3.31 as additional
  consideration on debt                       -        -      18,429        61,001             -               -                -

Common stock issued in March
  2001 for shares previously
  subscribed                            253,334      254    (253,334)     (925,000)      924,746               -                -

Warrants issued with a strike
  price of $6.00 per share as
  additional compensation on debt             -        -           -             -         7,708               -                -

Warrants issued with a strike
  price of $3.75 per share as
  additional compensation on debt             -        -           -             -        14,659               -                -

Warrants issued with a strike
  price of $3.31 per share as
  additional compensation on debt             -        -           -             -        12,715               -                -

Issuance of common shares at
  $2.00 per share net of
  financing costs                             -        -     806,073     1,612,146        (5,000)              -                -

Placement fees accrued on prior
  financings                                  -        -           -             -      (831,133)              -                -

Allocation of debenture proceeds
  to beneficial conversion
  feature                                     -        -           -             -       790,369               -                -

Adjustment to remeasurement of
  attorney stock options                      -        -           -             -      (510,315)              -                -

Issuance of common stock in April
  for shares previously
  subscribed                          1,606,721    1,607  (1,606,721)   (3,703,442)    3,701,835               -                -

Common stock subscribed at $2.00
  per share in April                          -        -      15,000        30,000             -               -                -

Common stock subscribed at $1.74
  per share pursuant to
  conversion of debentures in
  June 2001                                   -        -      12,784        22,203             -               -                -

Common stock subscribed at $2.70
  per share in connection with
  debt in June 2001                           -        -      50,000       106,299             -               -                -

Common stock subscribed at $2.32
  to $2.83 per share from April
  through June 2001 as
  additional financing fees                   -        -      47,490       125,000             -               -                -

Shares issued pursuant to
  conversion of debentures at
  $1.25 per share                        82,000       82           -             -       102,418               -                -

Shares issued pursuant to
  conversion of debentures
  at $1.74                              115,606      116           -             -       200,692               -                -

Shares issued pursuant to
  conversion of debentures
  at $1.00                               29,433       29           -             -        29,404               -                -

Shares subscribed in April, 2001
   for $2.00 per share pursuant
  to private placement net of
  stock issue costs                     375,000      375           -             -       649,625               -                -

Issuance of warrants issued at
  $2.03 to $3.75 as additional
  financing fees                              -        -           -             -     1,383,353               -                -

                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Common shares subscribed in
  December 2000 at $0.25 through
  the exercise of stock warrants                  -          5,000

Issuance of common shares at
  $2.02 per share pursuant to
  conversion of debenture                         -        218,122

Issuance of common shares
  pursuant to warrant exercise
  at $0.25 per share                              -         50,000

Shares subscribed to at $2.50
  per share in January 2001,
  net of costs                                    -        450,000

Modification of warrants                          -      2,414,000

Issuance of common shares at
  $1.43 per share pursuant to
  conversion of debentures                        -        438,356

Shares subscribed to at $2.50
  per share in February 2001 net
  of costs                                        -        180,000

Common shares subscribed at
  $3.75 per share as additional
  consideration on debt                           -         61,001

Common shares subscribed at
  $3.31 as additional
  consideration on debt                           -         61,001

Common stock issued in March
  2001 for shares previously
  subscribed                                      -              -

Warrants issued with a strike
  price of $6.00 per share as
  additional compensation on debt                 -          7,708

Warrants issued with a strike
  price of $3.75 per share as
  additional compensation on debt                 -         14,659

Warrants issued with a strike
  price of $3.31 per share as
 additional compensation on debt                  -         12,715

Issuance of common shares at
  $2.00 per share net of
  financing costs                                 -      1,607,146

Placement fees accrued on prior
  financings                                      -       (831,133)

Allocation of debenture proceeds
  to beneficial conversion
  feature                                         -        790,369

Adjustment to remeasurement of
  attorney stock options                          -       (510,315)

Issuance of common stock in April
  for shares previously
  subscribed                                      -              -

Common stock subscribed at $2.00
  per share in April                              -         30,000

Common stock subscribed at $1.74
  per share pursuant to
  conversion of debentures in
  June 2001                                       -         22,203

Common stock subscribed at $2.70
  per share in connection with
  debt in June 2001                               -        106,299

Common stock subscribed at $2.32
  to $2.83 per share from April
  through June 2001 as
  additional financing fees                       -        125,000

Shares issued pursuant to
  conversion of debentures at
  $1.25 per share                                 -        102,500

Shares issued pursuant to
  conversion of debentures
  at $1.74                                        -        200,808

Shares issued pursuant to
  conversion of debentures
  at $1.00                                        -         29,433

Shares subscribed in April, 2001
  for $2.00 per share pursuant
  to private placement net of
  stock issue costs                               -        650,000

Issuance of warrants issued at
  $2.03 to $3.75 as additional
  financing fees                                  -      1,383,353


                                    Continued

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                           Since inception through September 30, 2001 and December 31, 2001 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred       stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation    of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Allocation of debenture proceeds
  to beneficial conversion
  feature                                     -        -           -             -       281,843               -                -

Allocation of debenture proceeds
  to cashless exercise warrants               -        -           -             -        48,487               -                -

Common stock subscribed in lieu
  of loan origination fees                    -        -      50,000       145,000             -               -                -

Common stock issued at $3.19
  per share form April through
  June 2001 as additional
  financing fees                         53,185       53           -             -       169,474               -                -

Common stock subscribed at $0.54
  per share pursuant to conversion
  of debentures in September 2001             -        -     563,080       304,063             -               -                -

Common stock subscribed at $0.60
  per share pursuant to conversion
  of debentures in September 2001             -        -     284,042       170,425             -               -                -

Common stock subscribed at $1.30
  in September 2001 to satisfy
  penalty on late filing of the
  Registration Statement with the
  SEC for conversion shares in
  connection with convertible
  debt agreements dated
  November 2000                               -        -     124,721       162,141             -               -                -

Common stock issued in July 2001
  for shares previously subscribed      262,784      263    (262,784)     (178,506)      178,243               -                -

Common stock issued at $2.70 per
  share in June 2001 in lieu of
  loan origination fee                   50,000       50           -             -       134,950               -                -

Common stock subscribed at $1.00
  per share in July 2001                      -        -      37,000        74,000             -               -                -

Common stock subscribed at $1.00,
  net of financing costs,
  per share in September 2001                 -        -     200,000       200,000             -               -                -

Common stock subscribed at $0.50, net
  per share in September 2001                 -        -   1,000,000       500,000             -               -                -

Common stock issued at $0.72 to
  $2.08 per share form July
  through September 2001 as
  additional finance fees               363,432      363           -             -       361,774               -                -

Common stock issued in September
  2001 for shares previously
  subscribed                             82,186       82           -             -       246,920               -                -

Common stock issued at $1.98 per
  share in July 2001 for late
  issuance of debt converted
  in June 2001                            2,649        3     (82,186)     (247,002)        5,242               -                -

Common stock issued at $1.56 per
  share in July 2001 for prepaid
  debt penalty                           14,322       14           -             -        22,328               -                -

Common stock issued at $0.96 per
  share in August 2001 as prepaid
  debt penalty                           23,534       24           -             -        22,569               -                -

Warrants issued between July and
  September 2001, with exercise
  price form $0.72 to $6.00, as
  additional financing fees                   -        -           -             -       828,602               -                -

Adjustment of warrants issued
  between January and June 2001
  as a result of settlement
  agreement dated June 2001
  regarding additional finance
  fees                                        -        -           -             -      (559,273)              -                -

Warrants issued in August 2001
  with exercise price of $1.00 in
  connection with debt                        -        -           -             -       114,484               -                -

Stock option issued to employees
  below fair market value on
  March 27, 2001                              -        -           -             -     1,763,563        (498,559)               -

Common stock subscribed on
  September 26, 2001 at $0.70,
  net per share                               -        -   1,600,000     1,120,000             -               -                -

Net loss for the year ended
  September 30, 2001                          -        -           -             -             -               -                -
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Balances at September 30, 2001       24,523,523   24,524   3,892,323     2,742,586    53,947,618        (498,559)        (266,621)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share            971,725      972    (971,843)     (636,625)      635,653               -                -

Contribution from minority
  interest                                    -        -           -             -       727,648               -                -

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share           52,434       52           -             -        77,550               -                -


                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Allocation of debenture proceeds
  to beneficial conversion
  feature                                         -        281,843

Allocation of debenture proceeds
  to cashless exercise warrants                   -         48,487

Common stock subscribed in lieu
  of loan origination fees                        -        145,000

Common stock issued at $3.19
  per share form April through
  June 2001 as additional
  financing fees                                  -        169,527

Common stock subscribed at $0.54
  per share pursuant to conversion
  of debentures in September 2001                 -        304,063

Common stock subscribed at $0.60
  per share pursuant to conversion
  of debentures in September 2001                 -        170,425

Common stock subscribed at $1.30
  in September 2001 to satisfy
  penalty on late filing of the
  Registration Statement with the
  SEC for conversion shares in
  connection with convertible
  debt agreements dated
  November 2000                                   -        162,141

Common stock issued in July 2001
  for shares previously subscribed                -              -

Common stock issued at $2.70 per
  share in June 2001 in lieu of
  loan origination fee                            -        135,000

Common stock subscribed at $1.00
  per share in July 2001                          -         74,000

Common stock subscribed at $1.00,
  net of financing costs
  per share in September 2001                     -        200,000

Common stock subscribed at $0.50,
  net per share in September 2001                 -        500,000

Common stock issued at $0.72 to
  $2.08 per share form July
  through September 2001 as
  additional finance fees                         -        362,137

Common stock issued in September
  2001 for shares previously
  subscribed                                      -              -

Common stock issued at $1.98 per
  share in July 2001 for late
  issuance of debt converted
 in June 2001                                     -          5,245

Common stock issued at $1.56 per
  share in July 2001 for prepaid
  debt penalty                                    -         22,342

Common stock issued at $0.96 per
  share in August 2001 as prepaid
  debt penalty                                    -         22,593

Warrants issued between July and
  September 2001, with exercise
  price form $0.72 to $6.00, as
  additional financing fees                       -        828,602

Adjustment of warrants issued
  between January and June 2001
  as a result of settlement
  agreement dated June 2001
  regarding additional finance
  fees                                            -       (559,273)

Warrants issued in August 2001
  with exercise price of $1.00 in
  connection with debt                            -        114,484

Stock option issued to employees
  below fair market value on
  March 27, 2001                                  -      1,264,004

Common stock subscribed on
  September 26, 2001 at $1.10,
  net of financing costs
  per share                                       -      1,120,000

Net loss for the year ended
  September 30, 2001                    (30,169,897)   (30,169,897)
                                     ---------------  -------------
Balances at September 30, 2001          (65,427,260)    (9,477,712)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share                      -              -

Contribution from minority
  interest                                        -        727,648

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share                    -         77,602


                                    Continued

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                           Since inception through September 30, 2001 and December 31, 2001 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred       stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation    of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Shares issued on October 20 and
  21, 2001 at $1.58 per share in
  lieu of loan interest and
  penalties                             151,671      152           -             -       239,488               -                -

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share       3,116,633    3,117           -             -     1,684,299               -                -

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share            979,095      979           -             -       595,830               -                -

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures             351,743      352           -             -       520,228               -                -

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures             445,540      445           -             -       627,766               -                -

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures             413,864      414           -             -       707,293               -                -

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)                2,800,000    2,800  (2,800,000)   (1,820,000)    1,817,200               -                -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                   750,000      750           -             -          (750)              -                -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees                 905,205      905           -             -       901,700               -                -

Shares issued on November 9, 2001
  at a $1.41 lieu of fees in
  connection with a private
  placement                              25,000       25           -             -           (25)              -                -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)          25,000       25     (25,000)      (50,000)       49,975               -                -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share          776,919      777           -             -     1,010,433               -                -

Shares subscribed to on
  November 11, 2001 at $1.41 per
  share in lieu of interest and
  penalties                                   -        -      56,970        80,328             -               -                -

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                   -        -      48,532        55,812             -               -                -

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per
  share in lieu of interest
  and penalties                               -        -      56,419        75,601             -               -                -

Shares subscribed to on
  December 9, 2001 at $1.09 per
  share in lieu of interest and
  penalties                                   -        -      32,593        35,526             -               -                -

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties              -        -      22,070        23,102             -               -                -

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties              -        -      47,124        41,469             -               -                -

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                   -        -      33,914        27,131             -               -                -

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties              -        -      26,253        20,477             -               -                -

Shares issued on November 26, 2001
  in lieu of payment of legal fees      100,000      100           -             -        99,900               -                -

Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share           18,437       18           -             -        24,982               -                -

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10, net of transactions
  costs  per share                      562,171      562           -             -       443,184               -                -

Shares issued on December 7, 2001
  at $1.09 per share in lie of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                            948,843      949           -             -       972,536               -                -


                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Shares issued on October 20 and
  21, 2001 at $1.58 per share in
  lieu of loan interest and
  penalties                                       -        239,640

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share                   -      1,687,416

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share                      -        596,809

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures                       -        520,580

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures                       -        628,211

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures                       -        707,707

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)                            -              -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                             -              -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees                           -        902,605

Shares issued on November 9, 2001
  at a $1.41 lieu of fees in
  connection with a private
  placement                                       -              -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)                   -              -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share                    -      1,011,210

Shares subscribed to on
  November 11, 2001 at $1.41 per
  share in lieu of interest and
  penalties                                       -         80,328

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                       -         55,812

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per
  share in lieu of interest
  and penalties                                   -         75,601

Shares subscribed to on
  December 9, 2001 at $1.09 per
  share in lieu of interest and
  penalties                                       -         35,526

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties                  -         23,102

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties                  -         41,469

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                       -         27,131

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties                  -         20,477

Shares issued on November 26, 2001
  in lieu of payment of legal fees                -        100,000

Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share                    -         25,000

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10 per share, net of transaction
  costs                                           -        443,746

Shares issued on December 7, 2001
  at $1.09 per share in lie of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                                      -        973,485


                                    Continued

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                           Since inception through September 30, 2001 and December 31, 2001 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred       stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation    of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Warrants granted in lieu of
  interest and penalties                      -        -           -             -     1,956,457               -                -

Shares subscribed to and warrants
  issued in lieu of additional
  interest on convertible
  debentures                                  -        -     434,220       594,881       580,035               -                -

Shares subscribed at $.80 through
  $1.37 per share in connection
  with November and December 2001
  promissory notes                            -        -     202,167       182,265             -               -                -

Warrants issued in connection with
  November through December 2001
  promissory notes                            -        -           -             -       217,898               -                -

Adjustment due to modification
  of warrants                                 -        -           -             -        32,922               -                -

Adjustment due to added conversion
  feature on notes payable                    -        -           -             -       200,000               -                -

Allocation to beneficial
  conversion feature                          -        -           -             -       150,000               -                -

Amortization of deferred
  compensation for the three
  months ended December 31, 2001              -        -           -             -             -          49,326                -

Net loss for the three months
  ended December 31, 2001                     -        -           -             -             -               -                -
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Balances at December 31, 2001        37,917,803  $37,918   1,055,742   $ 1,372,553   $68,219,820   $    (449,233)  $     (266,621)
                                     ==========  =======  ===========  ============  ============  ==============  ===============


                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Warrants granted in lieu of
  interest and penalties                          -      1,956,457

Shares subscribed to and warrants
  issued in lieu of additional
  interest on convertible
  debentures                                      -      1,174,916

Shares subscribed at $.80 through
  $1.37 per share in connection
  with November and December 2001
  promissory notes                                -        182,265

Warrants issued in connection with
  November through December 2001
  promissory notes                                -        217,898

Adjustment due to modification
  of warrants                                     -         32,922

Adjustment due to added conversion
  feature on notes payable                        -        200,000

Allocation to beneficial
  conversion feature                              -        150,000

Amortization of deferred
  compensation for the three
  months ended December 31, 2001                  -         49,326

Net loss for the three months
  ended December 31, 2001               (12,036,595)   (12,036,595)
                                     ---------------  -------------
Balances at December 31, 2001        $  (77,463,855)  $ (8,549,418)
                                     ===============  =============


The  accompanying  notes  are  an  integral  part  of  this  statement.

                                      Upgrade International Corporation and Subsidiaries
                                               (A development stage enterprise)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                      Three months ended December 31,          Cumulative
                                                                    -------------------------------------   since inception
Increase (Decrease) in Cash and Cash Equivalents                          2000                2001         (February 5, 1997)
                                                                    -----------------  ------------------  -------------------
Cash flows from operating activities
  Net loss                                                          $     (5,056,369)  $     (12,036,595)  $      (71,447,060)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                            140,999              92,734            1,283,344
    Amortization of beneficial conversion feature and debt discount          263,815           1,226,913            5,025,106
    Amortization of loan costs                                                     -             443,050              443,050
    Modification of loan agreements                                                -             232,922              232,922
    Equity securities issued in lieu of interest and penalties on debt             -           6,638,044            9,316,790
    Employee stock options issued below fair value                                 -              49,326            1,313,330
    Adjustment to receivables from subsidiary's stockholders                       -                   -              133,379
    Write off of uncollectible advances                                            -                   -            3,549,780
    Write off due to impairment                                                    -                   -            1,054,125
    Write off of option cost                                                       -                   -               76,250
    Loss on sale of equipment                                                      -                   -               26,021
    Equity in loss of UltraCard                                                    -                   -            1,264,316
    Purchased in-process research and
      development                                                                  -                   -            5,971,603
    Warrants and options issued for services                                (672,685)                  -            5,134,175
    Shares issued for services                                                     -                   -              488,650
    Expenses incurred through loan assumption                                      -                   -              470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property
      charged to expense                                                           -                   -              125,000
    Minority interest                                                              -            (699,352)          (3,267,152)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other                                  (272,516)             (1,789)           1,002,313
      Payables, accrued liabilities and other                              1,155,823             744,216            9,052,797
                                                                    -----------------  ------------------  -------------------

        Net cash used in operating activities                             (4,440,933)         (3,310,531)         (28,751,256)

Cash flows from investing activities
  Advances to The Pathways Group, Inc.                                    (1,264,955)                  -           (3,533,955)
  Advances to Rockster, Inc.                                                (150,000)           (365,000)          (1,449,000)
  Advances to eCourier                                                             -                   -             (130,000)
  Payments on equipment under construction                                         -                   -           (1,200,000)
  Acquisition of property and equipment, net                                (403,144)            (65,588)          (1,764,355)
  Acquisition of Centurion Technologies, Inc.,
    net of cash acquired                                                           -                   -           (1,000,000)
  Acquisition of UltraCard, Inc., net of cash acquired                             -            (276,164)          (5,847,269)
  Acquisition of equity interest in EforNet Corp.
    from a minority shareholder                                                    -                   -             (200,000)
  Acquisition deposit                                                        (15,000)                  -              (62,500)
  Additions to intangible assets                                             (55,658)                  -             (195,187)
                                                                    -----------------  ------------------  -------------------

        Net cash used in investing activities                             (1,888,757)           (706,752)         (15,382,266)

Cash flows from financing activities
  Proceeds from sale of common stock and stock subscriptions               3,428,774             971,746           36,701,964
  Proceeds from exercise of stock options and warrants                         5,000                   -              767,786
  Borrowings, net of loan costs                                            3,107,880             845,000           10,997,620
  Principal payments on borrowings                                        (1,037,245)                  -           (3,682,920)
  Purchase of collateral on subsidiary's letter of credit                          -                   -             (805,687)
  Proceeds from release of collateral on subsidiary's
    letter of credit                                                         505,687                   -              505,687
                                                                    -----------------  ------------------  -------------------
        Net cash provided by
          financing activities                                             6,010,096           1,816,746           44,484,450
                                                                    -----------------  ------------------  -------------------

Net increase (decrease) in cash and cash equivalents                        (319,594)         (2,200,537)             350,928

Cash and cash equivalents at the beginning of the period                     398,989           2,551,465                    -
                                                                    -----------------  ------------------  -------------------

Cash and cash equivalents at the end of the period                  $         79,395   $         350,928   $          350,928
                                                                    =================  ==================  ===================

        The accompanying notes are an integral part of these statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 2001


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended and since inception (February 5, 1997).


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

The balance sheet as of September 30, 2001 and December 31, 2001, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global CyberSystems SA. (GCSA), Global CyberSystems PLC (GCPLC) and UltraCard China Inc. The statements of operations and cash flows for the three months ended December 31, 2000 and 2001 and for the period from inception (February 5, 1997) reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.


NOTE  C  -  LOSS  PER  COMMON  SHARE AND SHARES OUTSTANDING

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding was 20,966,989 and 33,528,705 for the three months ended December 31, 2000 and 2001, respectively, and 14,148,744 since inception (February 5, 1997) through December 31, 2001. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities. At December 31, 2000 and 2001, the Company had 5,371,869 and 8,346,042 in additional common stock equivalents.

At December 31, 2001, 3,356,000 shares of the Company's common stock were not included in the shares issued and outstanding on the consolidated statement of stockholders' deficit or loss per share computations. The excluded shares were as follows:
- Shares issued in lieu of finders' fees in connection with future findings - 1,365,000 (with 1,000,000 shares outstanding at September 30 , 2001 and 365,000 shares issued during the quarter ended December 31, 2001).
- Shares held by the Company in connection with loan assumptions - 2,000,000 shares. In October 2001, the Company issued 2,000,000 to replace the 2,000,000 shares originally transferred by the Company's president to an unrelated third party as a collateral for $1,210,000 notes payable. In October 2001, the Company assumed the president's liability on the loans and issued 2,000,0000 shares. The original collateral shares were then transferred into the Company's name by the president.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 2001



NOTE  D  -  MANAGEMENT  PLANS

The Company is a development stage enterprise as defined under Statement of Financial Accounting Standards No. 7. The Company is devoting its present efforts into establishing a new business in the information technology industry and, is currently in the process of identifying markets and establishing applications for its technologies. Accordingly, no operating revenues have been generated. The Company's operations to date have consumed substantial and increasing amounts of cash. The Company's negative cash flow from operations is expected to continue in the foreseeable future. The development of the Company's technology and potential products will continue to require a commitment of substantial funds. The Company expects that its existing and expected financings will be adequate to satisfy the requirements of its current and planned operations until the end of the fiscal year 2002. However, the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity, debt financing or through strategic relationships with development partners. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

The following summarizes the debt and equity transactions completed by the Company during the three months ended December 31, 2001/

In October 2001, the Company received $500,000 pursuant to subscription agreement for a Regulation S private placement and debt settlement, subscribed in September 2001 at a net price of $0.50 per share.

In October 2001, the Company settled $100,000 of liabilities owed to a law firm for the services rendered by the issuance of 100,000 shares of the Company's common stock.

In November 2001, the Company issued 905,205 shares in settlement of $802,605 in loans from shareholders and $100,000 cash.

In November 2001, the Company issued 562,171 shares pursuant to a private placement for aggregate proceeds of $468,746 (including $132,000 of funds received prior to October 1, 2001). In conjunction with the placement, the Company issued to the shareholders warrants to acquire 562,171 shares of the Company at an exercise price of $1.00. The warrants have a five-year term and cashless exercise provision.

In November 2001, the Company issued 18,437 shares of common stock at $1.35 per share for total proceeds of $25,000.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 2001



NOTE  D  -  MANAGEMENT  PLANS  -  Continued

In November 2001, the holders of then outstanding $3,037,935 of convertible debentures elected to convert into the Company's common stock. The conversion prices were determined in accordance with terms of the original agreements and
varied  from  $0.54 to $1.50 per share.   Total shares issued  upon conversions
(including shares received in lieu of accrued interest and penalties) were 5,821,490.

In November 2001, the Company borrowed $520,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10% interest, 10% to 12.5% of the original loan amount payable in common stock and up to 37.5% of the original loan amount in warrants at an exercise price of market but not more than $1.00 to $1.50. In addition, as a cost of the financing, the Company granted a $50,000 note payable, 74,000 shares of common stock, and warrants entitling holder to purchase 72,250 shares of common stock at $1.37 per share. The warrants are exercisable immediately and expire five years from the date of grant. Additionally, in connection with November 2001 notes agreements, the Company agreed to reduce exercise price on then outstanding warrants (previously issued in connection with June 2001 note agreements) from $6 to $3 per share, and added a conversion feature for $200,000 of the June 2001 loans that allows conversion into the Company's common stock. As a result of the aforementioned modifications, the Company recognized $232,922 in additional expenses.

In December 2001, the Company borrowed $350,000 from existing shareholders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable upon maturity comprised of 10% interest, 12.5% payable in share capital and warrants of 37.5% of the loan value, at a current market strike price but not to exceed $0.80 to $1.00. In addition, as a cost of the financing, the Company granted notes payable of $38,500, 117,937 shares, and warrants entitling the holder to purchase 218,363 shares of common stock exercisable at a price of $0.80 per share. The warrants are exercisable immediately and expire five years from the date of grant.

In December 2001, the Company borrowed $25,000 from an officer. This balance, combined with then outstanding $125,000 loan due to the officer, was rolled into a convertible note payable bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture is due March 15, 2002. In addition, the Company granted 350,000 warrants to acquire common stock at a price of $0.75 per share with a cashless exercise provision and a five-year term. In connection with this transaction, the Company recognized $150,000 in debt discount, with $87,500 being expensed in the first quarter of the year ending
September  30,  2002.

In addition to debt and equity transactions by the parent company described above, in October 2001, one of the Company's subsidiaries completed the sale of shares of its common stock to a minority shareholder for total proceeds of $1,425,000 (the money was received prior to October 1, 2001). This transaction resulted in an increase of consolidated additional paid-in capital of $727,648.

The Company is actively pursuing new investment into the Company. This financing may take the form of equity, convertible debentures and other types of debt instruments.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2000 and 2001



NOTE  E   -  SUBSEQUENT  EVENTS

In January 2002, the Company borrowed a further $170,000 from existing shareholders pursuant to certain 30-day note agreements. Interest and penalties are required under the terms of the notes payable upon maturity comprised of 10% interest, 12.5% payable in share capital and warrants of 37.5% of the loan value, at a current market strike price but not to exceed $0.80 to $1.00. In addition, as a cost of the financing, the Company entered into note payable agreements of $18,700, issued 37,400 shares of common stock, and granted warrants entitling holder to purchase 37,400 shares of common stock at a price of $0.25 per share. The warrants are exercisable immediately and expire five years from the date of grant.

During January and February 2002, the Company completed the issuance of a further convertible debenture for $200,000, to an officer of the Company, bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture is due March 15, 2002. In addition, the Company granted 200,000 warrants to acquire 200,000 shares of common stock at $0.75 per share with a cashless exercise provision and a five-year term.

In February 2002, the Company entered into a letter of intent to grant Giesecke & Devrient the right to be the exclusive provider to UltraCard for card body design, assembly, production, embedding, initialization and personalization of the UltraCard. The document also outlines joint efforts in product development and marketing for both companies' products. The Companies intend to enter into a definitive agreement within 45 days of the above referenced date.


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

Net losses aggregated $12 million in the first three months of the current fiscal year ended December 31, 2001 compared with a $5.1 million net loss for the corresponding period of the prior fiscal year. This increase in net loss is reflective of the increased cost of capital incurred by the Company from financings through short-term loan agreements. Interest costs of $7.6 million have been recorded in the current quarter which is comprised, in the most part, of shares, warrants and notes issued for interest and penalties on short term loans payable. In addition, the Company has accrued $1.1 million in licensing fees related to the UltraCard technology, which is reflected as a part of the Company's research and development expenditures. The balance of the expenditures of 3.3 million reflects the ongoing level of investment into the Company's technology, development of production specifications and the cost associated with the commercialization process of the Company's core technology.

The Company's general and administrative costs of $2.3 million represents an increase in the average quarterly general and administrative expenditure from the prior year attributed in the most part to the Companies current focus upon the development of it's core technology. This increase is offset somewhat by lower legal costs, and reduced compensation components related to equity grants to key employees . Research and development expenditures decreased from $2.4 million compared in the corresponding prior period to $1.8 million primarily due to minimal operations of cQue and dormant condition of EForNet. The other significant operating subsidiary cQue (formerly Centurion) and UltraCard China Inc. contributed $57,000 and $80,200 respectively of the total loss reflecting the focus of the consolidated groups efforts to complete the UltraCard technology. For the near future research and development expenditures are expected to increase to meet the Company's numerous potential market opportunities. All of the Company's research and development costs have been expensed as incurred.

Sales and marketing expenditures of $107,000 represent a 70% decrease over the prior quarter reflecting the Company's focus upon product completion. Sales and marketing expenditures are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are nearing the first phase of completion.


LIQUIDITY  AND  CAPITAL  RESOURCES

At December 31, 2001 the Company had available cash balances of $350,928. The Company is managing tight cash flows in providing funding for an aggressive research and development program at UltraCard in an effort to put into place the Company's first pilot project in China, comprised of 2,000,000 cards and 10,000 read write device.

During the quarter ended December 31, 2001, the Company raised approximately $870,000 in smaller financings comprised of promissory notes with equity kickers (common stock and warrants) and equity penalties (common stock and warrants) for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. At December 31, 2001, the Company had total indebtedness of approximately $1,265,000 under these arrangements.

The Company's cash used in operations was $3.3 million, which represents a decrease compared to the prior quarter of $4.4 million. This decrease results from the increase in accounts payable and accrued liability levels.

Cash flows from financing activities of $1.8 million in the current period represents a level consistent with the last two quarters of the year ended September 30, 2001. The Company has begun to focus it's efforts upon financing initiatives which have a much larger magnitude than prior financings and such initiatives have much longer lead times. While these initiatives are in progress the Company is limiting the number of smaller more expensive financings to critical needs.

In July, 2001, the Company received from its President and Chief Executive Officer, Daniel S. Bland, funds in the amount of $1,210,000 as a loan to the company. The Company's Board of Directors as of November 1, 2001, converted the $1,210,000 loan into equity by issuing 2,000,000 shares of common stock to Bland in full satisfaction of the company's loan obligation to him. As part of this transaction, Upgrade assumed the obligations of Bland, as borrower, under Bland's loan agreements with International Mercantile Holding Group, Inc.
(IMHG), the original lender of the funds. Under the terms of the loan agreements, repayment of the loan amount is secured by collateral in the form of 2,000,000 shares of Upgrade, which have been pledged by Bland to IMHG. Bland has assigned his residual rights in the 2,000,000 pledged shares of common stock to the Company. Upon repayment of the loan and return of the collateral, Upgrade intends to cancel the 2,000,000 shares of stock. The term of the loan is five years.

In order for the Company to meet the funding requirements of its investee companies and to meet ongoing operating requirements, it will have to raise additional financing. However the rate at which the Company expends its resources is variable, may be accelerated, and will depend on many factors. The Company will need to raise substantial additional capital to fund its operations and may seek such additional funding through public or private equity or debt financing, or through the licensing of its technology. There can be no assurance that such additional funding will be available on acceptable terms, if at all. The Company's continued existence as a going concern is ultimately dependent upon its ability to secure additional funding for completing and marketing its technology and the success of its future operations.

PART  II     Other  Information

Item  1.          Legal  Proceedings
--------

Upgrade, its president, Daniel S. Bland, and Chief Financial Officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade International
                             ---------------------------------------------------
Corporation  et al., Superior Court of the State of California in for the County
-------------------
of Sonoma, c/a 227650. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral argument, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways, and damages in excess of $150 million. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade believes that the plaintiff's allegations are without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for the $3.4 million debt owed by Pathways to Upgrade, which Upgrade has recorded a provision for potentially uncollectible advances to Pathways as of June 30, 2001.

Item  2.          Changes  in  Securities  and  Use  of  Proceeds
--------

In October, 2001, the Company issued 971,725 shares of its common stock pursuant to the conversion of debentures at prices ranging from $.54 to $1.30 per share. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506 and Section 4(2) of the Act.

In October, 2001, the Company issued warrants to purchase 766,980 shares of its common stock at an exercise price of $1.00 per share for financial advisory services performed on behalf of the Company in the form of a private placement for 905,205 shares for total proceeds of $905,205. Due to the foreign nationality of the investor, the issuance was exempt under Regulation S of the Act, as well as Rule 506 and Section 4(2) of the Act.

In October, 2001, the Company issued 250,000 shares and warrants to purchase an additional 230,363 shares of its common stock at exercise prices ranging from $1.00-$2.00 per share for financial advisory services performed on behalf of the Company in the form of a private placement of 1,200,000 shares for total proceeds of $700,000. Due to the foreign nationality of the investor, the issuance was exempt under Regulation S of the Act, as well as Rule 506 and
Section  4(2)  of  the  Act.

In November, 2001, the Company issued 3,116,633 shares of its common stock pursuant to the conversion of debentures at $.535 per share. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506, Section 4(2), and Regulation S of the Act.

In November, 2001, the Company issued 979,095 shares of its common stock pursuant to the conversion of debentures at $.543 per share. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation S, Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 351,743 shares of its common stock at $1.48 per share in lieu of penalties in connection with the conversion of debentures. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 445,540 shares of its common stock at 1.41 per share in lieu of penalties in connection with the conversion of debentures. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506, Section 4(2), and Regulation S of the Act.

In November, 2001, the Company issued 413,864 shares of its common stock at 1.71 per share in lieu of penalties in connection with the conversion of debentures. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation S, Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 525,000 shares of its common stock for financial advisory services performed on behalf of the Company in connection with a private placement of 1,600,000 shares for proceeds of $1,120,000. The issuance was exempt under Regulation S due the to foreign nationality of the investors, and Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 905,205 shares of its common stock at 1.00 per share in lieu of settlement of payables to stockholders. The issuances were exempt under Regulation S, Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 776,919 shares of its common stock pursuant to the conversion of debentures at prices ranging from $1.25 - $1.50 per share. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506, Section 4(2), and Regulation S of the Act.

In November, 2001, the Company issued 100,000 shares of its common stock as a settlement of debt. The issuances were exempt under Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company completed a private placement of 18,437 units of one share of common stock at $1.36 per share and one warrant to acquire one additional share of common stock at the same price. The offer and sale of securities was made pursuant to an exemption from registration under Rule 506 and Section 4(2) of the Act.

In November 2001, the Company issued 562,171 shares pursuant to a private placement for aggregate proceeds of $468,746 (including $132,000 of funds received prior to October 1, 2001). In conjunction with the placement, the Company issued to the shareholders warrants to acquire 562,171 shares of the Company at an exercise price of $1.00. The warrants have a five-year term and cashless exercise provision. The offer and sale of 66,275 shares was made pursuant to an exemption from registration under Regulation S, Rule 506 and
Section 4(2) and the offer and sale of 495,896 shares was made pursuant to an exemption from registration under Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company converted a $1,210,000 loan received from its President and Chief Executive Officer, Daniel S. Bland, into equity by issuing 2,000,000 shares of common stock to Bland in full satisfaction of the Company's loan obligation to him. As part of this transaction, the Company assumed the obligations of Bland, as borrower, under Bland's loan agreements with International Mercantile Holding Group, Inc. (IMHG), the original lender of the funds. Under the terms of the loan agreements, repayment of the loan amount is secured by collateral in the form of 2,000,000 shares of common stock, which have been pledged by Bland to IMHG. Bland has assigned his residual rights in the 2,000,000 pledged shares of common stock to the Company. Upon repayment of the loan and return of the collateral, the Company intends to cancel the 2,000,000 shares of stock. The term of the loan is five years. The offer and sale of securities was made pursuant to an exemption from registration under Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued seven short term promissory notes totaling $520,000. Each note carries an interest rate of 10%, as well as penalties in the form of stock and warrants for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. None of the notes was paid at maturity. The notes were issued pursuant to exemptions from registration under Regulation S, Rule 506 and Section 4(2).

In November, 2001, the Company issued 434,200 shares of common stock pursuant to the conversion of debentures at $1.37 per shares. In addition, the Company issued cashless warrants to purchase 523,181 additional shares of common stock at prices ranging from $.535 to $3.00 in conjunction with the conversion. The offer and sale of securities were made pursuant to contractual rights granted in prior securities offerings that were exempt from registration under Regulation S, Rule 506 and Section 4(2) of the Act.

In November, 2001, the Company issued 57,000 shares of common stock at prices ranging from $1.37 to $1.41 per share along with warrants to purchase 55,250 additional shares of common stock at $1.37 per share in conjunction with promissory notes. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S, Rule 506 and Section 4(2) of the Act.

In December, 2001, the Company issued 948,843 shares of its common stock pursuant to the conversion of debentures at $1.09 per share. The issuances were made pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506, Section 4(2), and Regulation S of the Act.

In December, 2001, the Company issued 65,730 shares of common stock at prices ranging from $.83 to $1.09 along with warrants to purchase 218,363 additional shares of common stock at prices ranging from $.80 to $1.37 per share in conjunction with promissory notes. The offer and sale of securities was made pursuant to an exemption from registration under Regulation S, Rule 506 and
Section  4(2)  of  the  Act.

In December, 2001, the Company issued eight short term promissory notes totaling $388,500. Seven of the notes carry interest rates of 12.5%, and one carries an interest rate of 10%. Each note carries penalties in the form of stock and warrants for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. None of the notes was paid at maturity. The notes were issued pursuant to exemptions from registration under Regulation S, Rule 506 and Section 4(2).

The Company has entered into short term promissory notes pursuant to which it is required to pay penalties in the form of stock and warrants if not paid in full on the maturity date.

During the month of October, the Company issued a total of 204,105 shares of common stock as such penalties at deemed prices ranging from $1.48 to $1.58 per share. 152,891 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt from registration under Regulation S, Rule 506 and Section 4(2) of the Act and 51,214 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt under 506 of Regulation D and Section 4(2) of the Act. During the month of October, the Company also issued a total of 637,974 warrants to purchase shares of common stock as penalties at strike prices ranging from $.72 to $6.00 per share. 484,303 of the warrants were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation S, Rule 506 and Section 4(2) of the Act and 153,671 were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation D and Section 4(2) of the Act.

During the month of November, the Company issued a total of 105,502 shares of common stock as such penalties at deemed prices ranging from $1.15 to $1.41 per share. 80,151 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt from registration under Regulation S, Rule 506 and Section 4(2) of the Act and 25,351 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt under 506 of Regulation D and Section 4(2) of the Act. During the month of November, the Company also issued a total of 685,099 warrants to purchase shares of common stock as penalties at strike prices ranging from $1.03 to $6.00 per share. 539,769 of the warrants were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation S, Rule 506 and
Section 4(2) of the Act and 145,420 were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation D and
Section  4(2)  of  the  Act.

During the month of December, the Company issued a total of 235,568 shares of common stock as such penalties at deemed prices ranging from $.78 to $1.34 per share. 175,524 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt from registration under Regulation S, Rule 506 and Section 4(2) of the Act and 60,044 shares were issued pursuant to contractual rights granted in prior securities offerings that were exempt under 506 of Regulation D and Section 4(2) of the Act. During the month of December, the Company also issued a total of 764,051 warrants to purchase shares of common stock as penalties at strike prices ranging from $.72 to $6.00 per share. 577,586 of the warrants were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation S, Rule 506 and Section 4(2) of the Act and 186,465 were issued pursuant to contractual rights granted in prior securities offerings that were exempt under Regulation D and Section 4(2) of the Act.

Item 5.          Other Information
-------

During the period of May, 2000, through June, 2001, the Company issued eight short term promissory notes totaling $989,322. Six of the notes carry interest rates of 10%, as well as penalties in the form of stock and warrants for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. The other two notes carry interest rates of 8% without penalty. None of the notes was paid at maturity. The notes were issued pursuant to exemptions from registration under Regulation S, Rule 506 and
Section  4(2).

Item  6.          Exhibits
--------

     Exhibit  No.          Description
     ------------          -----------




                                               Upgrade International Corporation



Date:  February 18, 2002                       ---------------------------------
                                               Daniel Bland, President and Chief
                                               Executive Officer, and Secretary


Date: February 18, 2002                        ---------------------------------
                                               Howard A. Jaffe, Chief Operating
                                               and Financial Officer