Form 10QSB
period 2002-03-31
UPGRADE INTERNATIONAL CORP /FL/
filed 2002-05-20
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

                 For the quarterly period ended  MARCH 31, 2002
              ----------------------------------------------------

 [ ]     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

                        For the transition period from to
                      ------------------------------------

                         Commission  File  No.  0-27649
                       ----------------------------------

                        UPGRADE INTERNATIONAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

Washington                                                            58-2441311
----------                                                            ----------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

            1411 FOURTH AVENUE - SUITE 629 SEATTLE, WASHINGTON 98101
                    (Address of principal executive offices)

                                 (206)  903-3116
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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: As of May 15, 2002, 44,173,400 shares of common stock, $.0001 par value were outstanding. (Excludes 45,000,000 shares registered in the Company's name and deposited into a custody account to support loan transaction to the Company. See Footnote F )

   Transitional Small Business Disclosure Format  (Check one): Yes [ ] No [X]

                                                          INDEX


PART I - Financial Information                                                                                       Page

Item 1.   Financial Statements
------------------------------

Consolidated balance sheets at September 30, 2001 (audited) and March 31, 2002 (unaudited). . . . . . . . . . . . .     3

Consolidated statements of operations for the three and six months ended March 31, 2001 and 2002 (unaudited) and
cumulative since inception (February 5, 1997) through March 31, 2002 (unaudited). . . . . . . . . . . . . . . . . .     4

Consolidated statement of stockholders' equity since inception through September 30, 2001 and for the six months
ended March 31, 2002 (unaudited). . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   5-7

Consolidated statement of cash flows for the six months ended March 31, 2001 and 2002 (unaudited) and
Cumulative since inception (February 5, 1997) through March 31, 2002 (unaudited). . . . . . . . . . . . . . . . . .     8

Notes to the Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9


Item 2.  Management's Discussion and Analysis or Plan of Operation  . . . . . . . . . . . . . . . . . . . . . . . .    12
-------------------------------------------------------------------

PART II - Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
-------  -----------------

Item 2.  Changes In Securities and Use of Proceeds. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
-------  -----------------------------------------

Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
-------  -----------------

Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    16
-------  ----------------------------------

Signatures

                        Upgrade International Corporation and Subsidiaries
                               (A development stage enterprise)

                                 CONSOLIDATED BALANCE SHEETS

                                            ASSETS

                                                                 September 30,    March 31,
                                                                     2001           2002
                                                                 -------------  -------------
                                                                                 (unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                      $  2,551,465   $    668,786
  Restricted deposit                                                  300,000        300,000
  Subscriptions receivable                                            500,000            -0-
  Note receivable from related party                                  135,243        135,300
  Prepaid expenses, deposits and other                                110,022         92,583
                                                                 -------------  -------------

      Total current assets                                          3,596,730      1,196,669

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                    2,071,663      1,750,458

SPUTTERING MACHINE, held for sale                                   2,000,000      2,000,000

ADVANCES TO ROCKSTER GROUP                                          1,084,000      1,590,500

OTHER ASSETS
  Intangible and deferred assets, net of accumulated
  amortization                                                        466,256        889,033
  Acquisition deposits                                              1,820,715      1,820,715
  Deposits                                                            194,128        194,128
                                                                 -------------  -------------

      Total assets                                               $ 11,233,492   $  9,441,503
                                                                 =============  =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $  3,853,950   $  4,825,003
  Payable to related parties                                        5,503,022      3,271,911
  Accrued liabilities                                               2,972,713      2,781,733
  Notes payable                                                     1,717,231      1,967,594
  Equipment purchase contract payable                               2,024,748      2,024,748
  Royalty and license fee payable to CardTech, Inc.                 1,161,873      2,426,918
                                                                 -------------  -------------

      Total current liabilities                                    17,233,537     17,297,907

CONVERTIBLE DEBENTURES, net of unamortized discount                 2,004,488      1,075,756
LOAN PAYABLE                                                              -0-      1,210,000

MINORITY INTEREST                                                   1,473,179            -0-

COMMITMENTS AND CONTINGENCIES                                               -              -

STOCKHOLDERS' DEFICIT
  Common stock - $.0001 par value, 250,000,000 shares authorized       24,524         40,059
  Stock subscriptions                                               2,742,586      1,793,248
  Additional paid in capital                                       53,947,618     74,776,915
  Deferred compensation                                              (498,559)      (407,686)
  Receivable from stockholders of subsidiary                         (266,621)      (266,621)
  Accumulated development stage deficit                           (65,427,260)   (86,078,075)
                                                                 -------------  -------------
                                                                   (9,477,712)   (10,142,160)
                                                                 -------------  -------------

      Total liabilities and stockholders' deficit                $ 11,233,492   $  9,441,503
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

                                Upgrade International Corporation and Subsidiaries
                                        (A development stage enterprise)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                                                              Cumulative
                                                                                Three months ended            results of
                                                 Six months ended March 31,          March 31,             operations since
                                                --------------------------  --------------------------        inception
                                                    2001          2002          2001          2002       (February 5, 1997)
                                                ------------  ------------  ------------  ------------  -------------------
Costs and expenses                               (unaudited)   (unaudited)   (unaudited)   (unaudited)       (unaudited)

   Research and development                     $ 3,539,415   $ 2,609,469   $  1,124,990   $   830,799    $     17,141,872
   Purchased in-process research & development            -             -              -             -           5,971,603
   Sales and marketing                            1,135,651       141,214        421,814        33,824           5,380,019
   General and administrative                     7,089,692     5,361,813      5,489,902     3,040,715          28,292,470
                                                ------------  ------------  ------------  ------------  -------------------
                                                 11,764,758     8,112,496      7,036,706     3,905,338          56,785,964
Other expenses (income)
   Equity in losses of UltraCard                          -             -              -             -           1,264,316
   Interest expense                               1,026,842    11,655,096        723,230     4,040,146          18,377,397
   Loss on advances to Pathways                           -            -              -              -           3,549,780
   Other, net                                        86,786     1,628,754         62,081       714,915           3,397,154
                                                ------------  ------------  ------------  ------------  -------------------
                                                  1,113,628    13,283,850        785,311     4,755,061          26,588,647

Minority interest in losses
  of subsidiaries                                         -      (745,531)             -       (46,179)         (3,313,331)
                                                ------------  ------------  ------------  ------------  -------------------

NET LOSS                                        $12,878,386  $ 20,650,815   $  7,822,017  $  8,614,220  $       80,061,280
                                                ============  ============  ============  ============  ===================

LOSS PER COMMON
   SHARE-BASIC AND DILUTED                      $      0.62   $      0.57  $        0.37  $       0.22  $             5.21
                                                ============  ============  ============  ============  ===================

The accompanying notes are an integral part of these statements.

                                   Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                                             STATEMENT OF STOCKHOLDERS' EQUITY

                                 Since September 30, 2001 through March 31, 2002 (unaudited)



                                   Voting common stock  Common stock subscribed   Additional                 Receivable from
                                   -------------------  ------------------------   paid-in      Deferred      stockholders
                                     Shares    Amount     Shares       Amount      capital     compensation   of subsidiary
                                   ----------  -------  -----------  -----------  ----------  -------------  --------------
 Balances at September 30, 2001    24,523,523   24,524    3,892,323    2,742,586  53,947,618      (498,559)       (266,621)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share         971,725       972     (971,843)    (636,625)    635,653             -               -

Contribution from minority
  interest                                 -         -            -            -     727,648             -               -

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share        52,434        52            -            -      77,550             -               -



                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Balances at September 30, 2001          (65,427,260)    (9,477,712)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share                      -              -

Contribution from minority
  interest                                        -        727,648

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share                    -         77,602


The accompanying notes are an integral part of these statements.

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                                    Since September 30, 2001 through March 31, 2002 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred       stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation    of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Shares issued on October 20 and
  21, 2001 at $1.58 per share in
  lieu of loan interest and
  penalties                             151,671      152           -             -       239,488               -                -

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share       3,116,633    3,117           -             -     1,684,299               -                -

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share            979,095      979           -             -       595,830               -                -

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures             351,743      352           -             -       520,228               -                -

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures             445,540      445           -             -       627,766               -                -

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures             413,864      414           -             -       707,293               -                -

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)                2,800,000    2,800  (2,800,000)   (1,820,000)    1,817,200               -                -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                   750,000      750           -             -          (750)              -                -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees                 905,205      905           -             -       901,700               -                -

Shares issued on November 9, 2001
  at a $1.41 lieu of fees in
  connection with a private
  placement                              25,000       25           -             -           (25)              -                -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)          25,000       25     (25,000)      (50,000)       49,975               -                -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share          776,919      777           -             -     1,010,433               -                -

Shares subscribed to on
  November 11, 2001 at $1.41 per
  share in lieu of interest and
  penalties                                   -        -      56,970        80,328             -               -                -

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                   -        -      48,532        55,812             -               -                -

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per
  share in lieu of interest
  and penalties                               -        -      56,419        75,601             -               -                -

Shares subscribed to on
  December 9, 2001 at $1.09 per
  share in lieu of interest and
  penalties                                   -        -      32,593        35,526             -               -                -

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties              -        -      22,070        23,102             -               -                -

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties              -        -      47,124        41,469             -               -                -

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                   -        -      33,914        27,131             -               -                -

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties              -        -      26,253        20,477             -               -                -

Shares issued on November 26, 2001
  in lieu of payment of legal fees      100,000      100           -             -        99,900               -                -

Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share           18,437       18           -             -        24,982               -                -

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10, net of transactions
  costs  per share                      562,171      562           -             -       443,184               -                -

Shares issued on December 7, 2001
  at $1.09 per share in lie of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                            948,843      949           -             -       972,536               -                -


                                       Accumulated
                                       development
                                      stage deficit       Total
                                      --------------  -------------
Shares issued on October 20 and
  21, 2001 at $1.58 per share in
  lieu of loan interest and
  penalties                                       -        239,640

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share                   -      1,687,416

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share                      -        596,809

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures                       -        520,580

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures                       -        628,211

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures                       -        707,707

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)                            -              -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                             -              -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees                           -        902,605

Shares issued on November 9, 2001
  at a $1.41 lieu of fees in
  connection with a private
  placement                                       -              -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)                   -              -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share                    -      1,011,210

Shares subscribed to on
  November 11, 2001 at $1.41 per
  share in lieu of interest and
  penalties                                       -         80,328

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                       -         55,812

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per
  share in lieu of interest
  and penalties                                   -         75,601

Shares subscribed to on
  December 9, 2001 at $1.09 per
  share in lieu of interest and
  penalties                                       -         35,526

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties                  -         23,102

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties                  -         41,469

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                       -         27,131

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties                  -         20,477

Shares issued on November 26, 2001
  in lieu of payment of legal fees                -        100,000

Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share                    -         25,000

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10 per share, net of transaction
  costs                                           -        443,746

Shares issued on December 7, 2001
  at $1.09 per share in lieu of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                                      -        973,485

The accompanying notes are an integral part of these statements.

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY - Continued

                                     Since September 30, 2001 through March 31, 2002 (unaudited)


                                     Voting common stock   Common stock subscribed    Additional                    Receivable from
                                     -------------------  -------------------------     paid-in       Deferred      stockholders
                                       Shares    Amount      Shares        Amount       capital      Compensation   of subsidiary
                                     ----------  -------  -----------  ------------  ------------  --------------  ---------------
Warrants granted in lieu of
  interest and penalties                      -        -           -             -     1,956,457               -                -

Shares subscribed to and warrants
  issued in lieu of additional
  interest on convertible
  debentures                                  -        -     434,220       594,881       580,035               -                -

Shares subscribed at $.80 through
  $1.37 per share in connection
  with November and December 2001
  promissory notes                            -        -     202,167       182,265             -               -                -

Warrants issued in connection with
  November through December 2001
  promissory notes                            -        -           -             -       217,898               -                -

Adjustment due to modification
  of warrants                                 -        -           -             -        32,922               -                -

Adjustment due to added conversion
  feature on notes payable                    -        -           -             -       200,000               -                -

Allocation to beneficial
  conversion feature                          -        -           -             -       150,000               -                -

Amortization of deferred
  compensation for the three
  months ended December 31, 2001              -        -           -             -             -          49,326                -

Shares issued on January 13, 2002
pursuant to penalty and interest
adjustments to convertible debenture
at prices of $1.02 & $1.03                59,953       60                                 50,103

Shares issued February 4, 2002 as
loan inducement fees for shares
previously subscribed in November &
December 2001                            354,300      354   (354,300)     (119,024)      118,670

Shares issued February 4, 2002 at
prices from $1.03 to $1.08 pursuant to
loan inducement fees for loans provided
to the Company in January 2002            35,063       35                                131,380

Shares issued February 4, 2002 as
payment of penalties and interest on
Loan agreements                          345,683      346   (323,875)     (329,036)      412,072

Shares issued February 4, 2002 as
payment of penalty and interest on
loan agreements incurred in January
2002                                     299,993      300                                315,446

Shares and warrants issued
February 4,2002 as
payment of penalties and interest
On loan agreements incurred in
February 2002                             34,231       34                                 48,574

Shares issued and warrants
granted on January 15, 2002 and
Issued on February 26, 2002
in settlement of debts                 1,000,000    1,000                                1,465,000

Shares issued March 4, 2002 for
shares previously subscribed
Pursuant to private placements
at $2.00 per share                        12,000       12    (12,000)       (24,000)       23,988

Shares subscribed in connection with
February penalties and interest on loan
Agreements                                                   350,204        526,255

Adjustmenbt to shares subscribed and
warrants issued in March
in connection with notes payable                                             29,300       484,846

Warrants issued during the three
months ended March 31, 2002 as
penalties and interest on promissory
notes                                                                                   2,923,527

Shares and warrants granted in
Connection with March 2002 notes                              350,000       181,275       166,245

Shares and warrants granted in March
2002 at $1.01 to $1.08 per share
pursuant to loan inducement fees for
loan provided in March 2002                                   144,375       155,925       417,244



Amortization of deferred compensation for
the three months ended March 31, 2002                                                                     41,547

Net loss for the six months ended
March 31, 2002
                                       ---------  -------  -----------  ------------  -----------  --------------  ---------------
Balances at March 31, 2002            40,059,026  $40,059  $ 1,210,146  $  1,793,248  $74,776,915  $    (407,686)      $ (266,621)
                                      ==========  =======    =========  ============  ===========  ==============      ===========


                                       Accumulated
                                       development
                                      stage deficit       Total
                                     ---------------  -------------
Warrants granted in lieu of
  interest and penalties                          -      1,956,457

Shares subscribed to and warrants
  issued in lieu of additional
  interest on convertible
  debentures                                      -      1,174,916

Shares subscribed at $.80 through
  $1.37 per share in connection
  with November and December 2001
  promissory notes                                -        182,265

Warrants issued in connection with
  November through December 2001
  promissory notes                                -        217,898

Adjustment due to modification
  of warrants                                     -         32,922

Adjustment due to added conversion
  feature on notes payable                        -        200,000

Allocation to beneficial
  conversion feature                              -        150,000

Amortization of deferred
  compensation for the three
  months ended December 31, 2001                  -         49,326

Shares issued on January 13, 2002
pursuant to penalty and interest
adjustments to convertible debenture
at prices of $1.02 & $1.03                                  50,163

Shares issued February 4, 2002 as
loan inducement fees for shares
previously subscribed in November &
December 2001                                                    -

Shares issued February 4, 2002 at
prices from $1.03 to $1.08 pursuant to
loan inducement fees for loans provided
to the Company in January 2002                             131,415

Shares issued February 4, 2002 as
payment of penalties and interest on
Loan agreements                                             83,382

Shares issued February 4, 2002 as
payment of penalty and interest on
loan agreements incurred in January
2002                                                       315,746

Shares and warrants issued
February 4,2002 as
payment of penalties and interest
On loan agreements incurred in
February 2002                                              48,608

Shares and warrants issued February 26, 2002
in settlement of debts                                  1,466,000

Shares issued March 4, 2002 for
shares previously subscribed
Pursuant to private placements
at $2.00 per share                                              -

Shares subscribed in connection with
February penalties and interest on loan
Agreements                                                526,255

Adjustment to shares subscribed and
warrants issued in March
in connection with notes payable                          514,146

Warrants issued during the three
months ended March 31, 2002 as
penalties and interest on promissory
notes                                                   2,923,527

Shares and warrants granted in
Connection with March 2002 notes                          347,520

Shares and warrants granted in March
2002 at $1.01 to $1.08 per share
pursuant to laon inducement fees for
loan provided in March 2002                               573,169



Amortization of deferred compensation for
the three months ended March 31, 2002                      41,547

Net loss for the six months ended
March 31, 2002                          (20,650,815)  (20,650,815)
                                     ---------------  ------------
Balances at March 31, 2002           $ ( 86,078,075)  $ 10,097,160
                                     ===============  ============


The  accompanying  notes  are  an  integral  part  of  this  statement.

                                      Upgrade International Corporation and Subsidiaries
                                               (A development stage enterprise)

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                        Six months ended March 31,          Cumulative
                                                                    -------------------------------------   since inception
Increase (Decrease) in Cash and Cash Equivalents                          2001                2002         (February 5, 1997)
                                                                    -----------------  ------------------  -------------------
Cash flows from operating activities
  Net loss                                                          $    (12,878,386)  $     (20,650,815)  $      (80,061,280)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                                            297,683             185,887            1,376,497
    Amortization of beneficial conversion feature and debt discount          963,023           1,495,189            5,293,382
    Amortization of loan costs                                                     -             729,391              729,391
    Write off of leasehold improvements                                            -             210,805              210,805
    Modification of loan agreements                                                -             232,922              232,922
    Equity securities issued in lieu of interest and penalties on debt             -          11,044,688           13,723,434
    Employee stock options issued below fair value                                 -              90,873            1,354,877
    Adjustment to receivables from subsidiary's stockholders                       -                   -              133,379
    Write off of uncollectible advances                                            -                   -            3,549,780
    Write off due to impairment                                                    -                   -            1,054,125
    Write off of option cost                                                       -                   -               76,250
    Loss on sale of property and equipment                                     3,883                   -               26,021
    Common stock subscribed for Financing fees                               122,002
    Equity in loss of UltraCard                                                    -                   -            1,264,316
    Purchased in-process research and
      development                                                                  -                   -            5,971,603
    Warrants and options issued for services                               1,903,685                   -            5,134,175
    Warrants issued for financing fees                                        35,082
    Shares issued for services                                                     -                   -              488,650
    Expenses incurred through loan assumption                                      -                   -              470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property
      charged to expense                                                           -                   -              125,000
    Minority interest                                                              -            (745,531)          (3,313,331)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other                                  (251,264)             14,818            1,018,920
      Payables, accrued liabilities and other                              3,127,025            3,223,983          11,532,564
                                                                    -----------------  ------------------  -------------------

        Net cash used in operating activities                             (6,677,267)         (4,217,790)         (29,658,515)

Cash flows from investing activities
  Advances to The Pathways Group, Inc.                                    (1,349,955)                  -           (3,533,955)
  Advances to Rockster, Inc.                                                (560,000)           (506,500)          (1,590,500)
  Advances to eCourier                                                             -                   -             (130,000)
  Payments on equipment under construction                                         -                   -           (1,200,000)
  Acquisition of property and equipment, net                                (429,364)            (54,649)          (1,753,416)
  Acquisition of Centurion Technologies, Inc.,
    net of cash acquired                                                           -                   -           (1,000,000)
  Acquisition of UltraCard, Inc., net of cash acquired                             -            (339,164)          (5,910,269)
  Acquisition of equity interest in EforNet Corp.
    from a minority shareholder                                                    -                   -             (200,000)
  Additions to note receivable from related party                           (130,000)
 Acquisition deposit                                                         (15,000)                  -              (62,500)
  Additions to intangible assets                                             (65,490)             (22,770)           (217,957)
                                                                    -----------------  ------------------  -------------------

        Net cash used in investing activities                             (2,549,809)           (923,083)         (15,598,597)

Cash flows from financing activities
  Proceeds from sale of common stock and stock subscriptions               5,575,614             971,746           36,701,964

  Borrowings, net of loan costs                                            4,604,039           2,302,500           12,455,120
  Principal payments on borrowings                                        (1,311,592)             (16,052)         (3,698,972)
  Purchase of collateral on subsidiary's letter of credit                          -                   -             (805,687)
  Release of restricted cash                                                 505,687                   -              505,687
  Proceeds from exercise of stock options and warrants                        55,000                                  767,786
                                                                    -----------------  ------------------  -------------------
        Net cash provided by financing activities                          9,428,748           3,258,194           45,925,898

                                                                    -----------------  ------------------  -------------------

Net increase (decrease) in cash and cash equivalents                         201,672          (1,882,679)             668,786

Cash and cash equivalents at the beginning of the period                     398,989           2,551,465                    -
                                                                    -----------------  ------------------  -------------------

Cash and cash equivalents at the end of the period                  $        600,661   $         668,786   $          668,786
                                                                    =================  ==================  ===================

        The accompanying notes are an integral part of these statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2002


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and since inception (February 5, 1997), and the form 10-QSB for the quarters ended December 31, 2000 and 2001.


NOTE  B  -  BASIS  OF  PRESENTATION

The Company consolidates all companies in which it has a controlling financial interest. This generally occurs when the Company owns more than 50% of the outstanding voting shares of the company. The Company also consolidates 50% owned companies in which it has voting control through agreements with other shareholders. Investments in Companies where the Company has significant influence through ownership of 20% to 50% of the investors voting shares or contractual arrangements are accounted for by the equity method.

The balance sheet as of September 30, 2001 and March 31, 2002, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global CyberSystems SA. (GCSA), Global CyberSystems PLC (GCPLC) and UltraCard China Inc. The statements of operations for the three and six months ended March 31, 2001 and 2002 and for the period from inception (February 5, 1997) and the statements of cash flows for the six months ended March 31, 2001 and 2002 and for the period from inception (February 5, 1997) reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.


NOTE  C  -  LOSS  PER  COMMON  SHARE  AND  SHARES  OUTSTANDING

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the six and three months ended March 31, 2002 was 36,355,727 and 39,182,748, respectively and 20,938,724 and
21,191,279 for the six and three months ended March 31, 2001 respectively, and 15,360,066 since inception (February 5, 1997) through December 31, 2001. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

In addition at March 31, 2002, 48,356,000 shares of the Company's common stock were not included in the shares issued and outstanding on the consolidated statement of stockholders' deficit or loss per share computations. The excluded shares were as follows:

- Shares issued in lieu of finders' fees in connection with future findings - 1,365,000 (with 1,000,000 shares outstanding at September 30 , 2001 and 365,000 shares issued during the quarter ended December 31, 2001).
- Shares held by the Company in connection with loan assumptions - 2,000,000 shares. In October 2001, the Company issued 2,000,000 to replace the 2,000,000 shares originally transferred by the Company's president to an unrelated third party as a collateral for $1,210,000 loan payable. In October 2001, the Company assumed the president's liability on the loan and issued 2,000,0000 shares. The original collateral shares were then transferred into the Company's name by the president.
- Contingently issued, 45,000,0000 restricted shares issued to an institutional syndicator , held as collateral on a future financing as described in note F.

               Upgrade International Corporation and Subsidiaries (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2002



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

The following summarizes the debt and equity transactions completed by the Company during the three months ended March 31, 2002:

In January 2002, the Company borrowed $170,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10% interest, 10% to 12.5% of the original loan amount payable in common stock and up to 37.5% of the original loan amount in warrants at an exercise price of market but not more than $1.00. In addition, as a cost of the financing, the Company granted a $18,700 note payable, 35,063 shares of common stock, and warrants entitling holder to purchase 105,188 shares of common stock at $.80 to $1.00 per share. The warrants are exercisable immediately and expire five years from the date of grant.

In February 2002, the Company issued 350,204 shares pursuant to the terms of certain loan agreements maturing within 30 days of the date of issuance. Loan penalties and interest payable in shares is required for a 30 day extension on the loans.



In March 2002, the Company issued 371,427 shares pursuant to the terms of certain loan agreements maturing within 30 days of the date of issuance. Loan penalties and interest payable in shares is required for a 30 day extension on the loans.

In March 2002, the Company borrowed $700,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10% interest, 10% to 12.5% of the original loan amount payable in common stock and up to 37.5% of the original loan amount in warrants at an exercise price of market but not more than $.80. In addition, as a cost of the financing, the Company granted a $77,000 note payable, 144,375 shares of common stock, and warrants entitling holder to purchase 433,125 shares of common stock at $.80 per share. The warrants are exercisable immediately and expire five years from the date of grant.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           March 31, 2001 and 2002


NOTE  D  -  MANAGEMENT  PLANS  -  Continued


During the three month period ended March 31, 2002, the Company borrowed $587,500 from an officer. On April 30, 2002 this balance, combined with then outstanding $150,000 loan due to the officer, along with additional advances subsequent to March 31, 2002, which brought the total to $775,000, was rolled into a convertible note payable bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture is due December 31, 2002. In addition, on April 30, 2002, the Company granted 750,000 warrants issued as part of the debt transaction, to acquire common stock at a price of $0.75 per share with a cashless exercise provision and a five-year term. In connection with this transaction, the Company recognized $150,000 in debt discount, with $87,500 being expensed in the first quarter of the year ending September 30, 2002.

In January 2002, the Company settled a payable to a related party of approximately $955,000 for services performed and the reimbursement of expenses incurred, in exchange for the payment of $25,000, $125,000 payable in cash in the future, the issuance of 1,000,000 shares of the Company's common stock and the granting of warrants to purchase 500,000 shares of common stock at $1.25 per share on or before January 15, 2005. In connection with this transaction, the Company recognized $666,730 in additional compensation expense representing excess of equity consideration granted over the fair value of the debt settled.

In February 2002, the Company entered into a debt financing agreement with an institutional syndicator to obtain up to $15 million in working capital for Upgrade and its group of Companies. The debt instrument is for a seven-year term with the principal due at maturity, and interest payable quarterly commencing in year three of the financing. The loan is secured by the issuance of 40 million shares of Company Stock, which have been issued under Rule 144A along with 5 million restricted common shares issued under Rule 506D . The shares issued under Rule 144A carries a different CUSIP number from the Company's Common Stock. These shares are restricted, and can only be traded among qualified institutional investors. Upon repayment of the credit facility, the shares are to be returned to the Company. Contained in the agreement is the stipulation that the voting rights of the 45 million shares by way of proxy will be voted in proportion with the existing shareholder base. The Company also retains the right to substitute collateral 18 months after closing of the transaction. This transaction has not yet funded and continues to be unfunded subsequent to period end.

The Company is actively pursuing new investment into the Company. This financing may take the form of equity, convertible debentures and other types of debt instruments.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            March 31, 2001 and 2002


NOTE  E  -  COMMITMENTS  AND  CONTINGENCIES

The Company is in default on its payments on its ten-year lease for office space located in Los Angeles, California. As of March 31, 2002, the Company is past due on approximately $170,000 in lease payments, plus facility expenses. Rockster, Inc. had been occupying this facility, but vacated it in April 2002. Subsequent to March 31, 2002, the Company began negotiations with the landlord to terminate the lease and settle the amounts owing. These negotiations are expected to be completed during the current fiscal year. Additional amounts owing, if any, will be recorded upon settlement. The carrying amount of the related leasehold improvements were approximately $211,000, which were written off during the quarter ended March 31, 2002.

The Company remains in default on its payments under various agreements to purchase 826,482 shares of UltraCard, Inc. common stock and 10,000 shares of CardTech, Inc. (CardTech) common stock. Cash flow permitting, the Company plans to become current on its obligations under these agreements during the quarter ending June 30, 2002. If the Company is unable to do this, it may have to write-off as much as $1,820,715 in acquisition deposits recorded at March 31, 2002.

As of March 31, 2002, $2,426,918 in license and royalty payments remained unpaid for the calendar years 2000, 2001 and 2002, resulting in UltraCard being past due on the CardTech license agreement. CardTech has agreed to defer payment of amounts owed until June 30, 2002.


NOTE  F   -  SUBSEQUENT  EVENTS

In April 2002, the Company borrowed a further $425,000 from existing shareholders pursuant to certain 30-day note agreements. Interest and penalties are required under the terms of the notes payable upon maturity comprised of 10% interest, 12.5% payable in share capital and warrants of 37.5% of the loan value, at a current market strike price but not to exceed $0.80. In addition, as a cost of the financing, the Company entered into note payable agreements of $33,000, issued 33,000 shares of common stock, and granted warrants entitling holder to purchase 33,000 shares of common stock at a price of $0.25 per share. The warrants are exercisable immediately and expire five years from the date of grant.



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

BUSINESS  OPPORTUNITIES  &  THE  COMMERCIALIZATION  PROCESS

Since the Company's year-end, there has been good progress toward completing the commercialization process for the UltraCard technology. As pointed out in the previously filed 2001 Form 10-KSB, among the steps necessary to complete the process include: final design and production of the cardbody; (the proprietary hard drive like media, "shim", which is housed inside the cardbody, which meets the international standards for card size, thickness and flexibility), final design of the first read-write device and the operating and application software which resides on the "shim". The software includes the operating system and specific application software that will define the functionality of the UltraCard.

The Company is in the process of aligning with others to commercialize the UltraCard technology. This has taken form in the case of contracted manufacturing or consulting services, i.e. Pemstar, Infineon, and Komag, or potential partnerships / joint ventures, like the one currently being negotiated with Giesecke & Devrient, Inc. ("G & D"). Pemstar, Infineon and Komag have made significant contributions to the commercialization of the UltraCard technology. Without their individual efforts, the accomplishments to date would have taken
Longer. These types of relationships have proven successful for the Company, and management believes they will continue to provide the necessary resources to achieve commerialization of the UltraCard technology.

Management believes that the UltraCard technology can be commercialized much sooner by using contract manufacturing from disk drive companies to produce its products than by establishing its own manufacturing facilities. As a result of the excess in manufacturing capacity in the disk drive industry today, the contract manufacturing approach should result in lower short-term investment by the Company, maximize the ability to vary production levels to meet demand and lower the risk of early manufacturing start-up problems.

Additionally, chip manufacturers are readily available, and with the low cost memory afforded using the UltraCard solution, low cost chips can be used while still increasing the overall functionality of the card.

However, the Company does intend to maintain control over manufacturing from the perspectives of manufacturing process and inventory exposure. The Company intends to monitor the quality processes in the individual contract manufacturers' plants including incoming inspection procedures, in-cycle quality assurance and final burn-in and test. The Company also will establish ongoing reliability inspection to ensure they meet specifications and reliability goals before shipping to customers.

The negotiations with G & D are continuing as the parties identify the various aspects of the relationship, including both pre and post commercialization timeframes. This includes the points of manufacturing, as well as, licensing, marketing and potential joint-venture relationships. At the present time, G&D and the Company are continuing their dialogue attempting to work out all of the details with respect to the agreement. The Company will make an announcement upon the signing of the definitive agreement.

The commercial version of the read-write device design, 51/4" half-height, (similar in size to a CD-ROM drive that can be inserted into the standard computer tower, has been substantially completed during the quarter and the pre-production soft tooled units for the initial pilot tests and demonstration are expected to be completed by the Research and Development team at UltraCard prior to the end of the fiscal year 2002. The Company is currently in negotiations with a number of potential manufacturing partners to complete the commercial version of the read-write device.

Another significant issue toward commercialization is that of the operating system for the UltraCard technology. We believe that there are several systems available with only slight modifications necessary. However, we believe that a more attractive and longer-term option would be for the Company to develop its own operating system. The advantage of developing its own system would be that the Company would then enjoy proprietary rights over the initial and later applications. This would result in licensing revenues being earned on a continuing basis. The Company is exploring this possibility and has hired consultants and contract employees for this purpose.

These perspectives lead to the conclusion that a time-horizon based on this calendar year cannot at all be ruled out. In fact, it is quite likely that the process will be done within that timeframe.

It cannot be stressed enough that an upward shift in the priority given by Upgrade is to complete the commercialization process of its core, patented technology as soon as possible. Through strategic partnerships and licensing of its proprietary technology, the Company can plan its revenue stream. The UltraCard technology product development strategy is guided by the tactic to accumulate and retain ownership of as broad and comprehensive an intellectual property package as possible in order to retain as much ownership of intellectual property as possible.

It is planned that all research and development activities will be controlled in house by the Company.

FINANCIAL  RESULTS

Net losses aggregated $8.6 million in the three months ended March 31, 2002 compared with a $7.8 million net loss for the corresponding period of the prior fiscal year. This increase in net loss is reflective of the increased cost of capital incurred by the Company from financings through short-term loan agreements. Interest costs of $4.0 million have been recorded in the current quarter which is comprised, in the most part, of shares, warrants and notes issued for interest and penalties on short term loans payable

The Company's general and administrative costs of $3.9 million in the current quarter represents a decrease in the quarterly general and administrative expenditure from the prior year attributed in the most part to curtailing certain expenditures as a result of limited cash resourses. The Company is managing to keep its expenses to a minimum during the tight cash flow periods. Expenses relating to cQue were kept to a minimum reflecting the focus of the consolidated groups efforts to complete the UltraCard technology. For the near future research and development expenditures are expected to increase to meet the Company's numerous potential market opportunities. All of the Company's research and development costs have been expensed as incurred.

Sales and marketing expenditures of $34,000 represent a significant decrease over the same quarter the prior fiscal year reflecting the Company's focus upon product completion, and not necessarily of potential sales. Sales and marketing expenditures typically are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are nearing the first phase of completion.

For the first six months of the fiscal year, net losses were $20.7 million, of which $11.7 related to the costs of capital. During this period the capital markets has been difficult in raising capital, as a result, the Company has had to pay higher costs to obtain operating capital. The cost is significantly higher than the Company would prefer; and Management continues to spend a significant amount of time and resources seeking other forms and lower cost capital to support operations. However, the Company's investment in research and development, of $2.6 million for the first six months, illustrates management's objective of moving the technology forward towards commercialization. Other expenses have been kept to only those essential in keeping the business operational with minimal discretionary expenses during this tight cash flow period. General and administrative expenses were reduced 25%, as the Company reduced all non- essential expenses.

LIQUIDITY  AND  CAPITAL  RESOURCES

At  March  31,  2001  the  Company  had available cash balances of approximately
$668,000. The Company is managing very tight cash flows but still providing funding for its research and development program at UltraCard. During the six months ended March 31, 2002, the Company raised approximately $870,000 in smaller financings comprised of promissory notes with equity kickers (common stock and warrants) and equity penalties (common stock and warrants) for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. At March 31, 2002, the Company had total indebtedness of approximately $2,553,000 under these arrangements.

Other funds were raised in the forms of convertible debentures of approximately $588,000 from a related party of the Company. The Company's cash used in operations was $4.2 million, which represents a decrease compared to the prior quarter of $2.5 million. This decrease results from the increase in accounts payable and accrued liability levels.

Cash flows from financing activities of $3.3 million in the six month period ended March 31, 2002 represents a level consistent with the last two quarters of the year ended September 30, 2001. The Company has begun to focus it's efforts upon financing initiatives which have a much larger magnitude than prior financings and such initiatives have much longer lead times. While these initiatives are in progress the Company is limiting the number of smaller more expensive financings to critical needs.

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

PART  II     Other  Information

Item  1.     Legal  Proceedings
--------

Upgrade, its president, Daniel S. Bland, and Chief Financial Officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade International
                             ---------------------------------------------------
Corporation  et al., Superior Court of the State of California in for the County
-------------------

of Sonoma, c/a 227650. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral argument, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways, and damages in excess of $150 million. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade believes that the plaintiff's allegations are without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for the $3.4 million debt owed by Pathways to Upgrade, which Upgrade has recorded a provision for potentially uncollectible advances to Pathways as of June 30, 2001. The case is currently is discovery.

Item  2.          Changes  in  Securities  and  Use  of  Proceeds
--------


During the Three Months ended March 31, 2002 the Company made the following sales of unregistered securities;

In January, 2002, the Company issued 48,776 shares of its common stock pursuant to the conversion of debentures at prices ranging from $1.02 to $1.03 per share. The issuances were pursuant to contractual rights granted in prior securities offerings that were exempt under Rule 506 and Section 4(2) of the Act.

During the period November and December 2001 the Company entered into 13 promissory notes for aggregate proceeds to the Company of $1,008,500. In February, 2002, the Company issued 354,300 shares of the common stock of the Company to the note holders as an inducement to enter into the said note agreements.

The shares were valued at $119,024. Each note carries an interest rate of 10%, as well as penalties in the form of stock and warrants for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. None of the notes was paid at maturity. The notes and share issuances were issued pursuant to exemptions from registration under Regulation S, Rule 506 and Section 4(2).

During January 2002 the Company entered into a further 4 promissory notes for aggregate proceeds to the Company of $170,000, net of financing costs of 18,700. In February, 2002, the Company issued 77,563 shares of the common stock of the Company to the note holders as an inducement to enter into the said note agreements. The shares were valued at $1.03 to $1.08 per share. Each note carries an interest rate of 10%, as well as penalties in the form of stock and warrants for failure either to repay the notes or register shares owned by the note holders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. None of the notes was paid at maturity. The notes and share issuances were issued pursuant to exemptions from registration under Regulation S, Rule 506 and Section 4(2).

On February 4, 2002 the Company issued 1,094,160 shares to holders of promissory notes in payment of penalties and interest on the notes outstanding (including 678,175 of shares previously subscribe unissued). but. In addition the Company issued 3,178,954 warrants to acquire common stock in the Company at prices ranging from $.47 to $1.34. The warrants were issued in payment of penalties and interest on the notes payable. The share and warrant issuances were issued pursuant to exemptions from registration under Regulation S, Rule 506 and
Section  4(2).

On February 26, 2002 the Company issued 1,000,0000 shares to a related party in settlement of liabilities due to that Company. The share issuance was valued at $1,100,000. The share issuances were issued pursuant to exemptions from registration under Regulation S, and Section 4(2) of the securities act. In addition the Company issued 500,000 common stock warrants as part of the the same settlement agreement.

In March 2002, the Company issued 12,000 shares pursuant to a private placement for aggregate proceeds of $24,000. The offer and sale of 12,000 shares was made pursuant to an exemption from registration under Regulation S, and Section 4(2).

In March 2002, the Company borrowed $700,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10% interest, 10% to 12.5% of the original loan amount payable in common stock and up to 37.5% of the original loan amount in warrants at an exercise price of market but not more than $.80. In addition, as a cost of the financing, the Company granted a $77,000 note payable, 494,375 shares of common stock, and warrants entitling holder to purchase 783,125 shares of common stock at $.80 per share. The warrants are exercisable immediately and expire five years from the date of grant. The note, share and warrant issuances were issued pursuant to exemptions from registration under Regulation S, Rule 506 and Section 4(2).

During the three month period ended March 31, 2002, the Company borrowed $587,500 from an officer. On April 30, 2002 this balance, combined with then outstanding $150,000 loan due to the officer, and increased by further advances to $775,000, was rolled into a convertible note payable bearing interest at a rate of 8% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture is due December 31, 2002. In addition, on April 30, 2002 the Company granted 750,000 warrants to acquire common stock at a price of $0.75 per share with a cashless exercise provision and a five-year term. In connection with this transaction, the Company recognized $150,000 in debt discount, with $87,500 being expensed in the first quarter of the year ending March 31, 2002. The convertible debenture issuance was issued pursuant to exemptions from registration under Rule 506 and Section 4(2).

Item  5.     Other  Information
--------

In February 2002, the Company entered into a debt financing agreement with an institutional syndicator to obtain up to $15 million in working capital for Upgrade and its group of Companies. The debt instrument is for a seven-year term with the principal due at maturity, and interest payable quarterly commencing in year three of the financing. The loan is secured by the issuance of 40 million shares of Company Stock, which will be issued under Rule 144A. These shares will carry a different CUSIP number from the Company's Common Stock. Additionally, 5 million restricted shares under Rule 506D were also deposited into the custody account. All shares are restricted , and can only be traded among qualified institutional investors. Upon repayment of the credit facility, the shares are to be returned to the Company. Contained in the agreement is the stipulation that the voting rights of the 45 million shares by way of proxy will be voted in proportion with the existing shareholder base. The Company also retains the right to substitute collateral 18 months after closing of the transaction. This transaction has not as yet funded.

Item  6.    Exhibits
--------

     Exhibit  No.          Description





                                               Upgrade International Corporation


                                               /s/  Daniel Bland
Date:  May 20, 2002                            ---------------------------------
                                               Daniel Bland, President and Chief
                                               Executive Officer, and Secretary

                                               /s/  Howard A. Jaffe
Date: May 20, 2002                             ---------------------------------
                                               Howard A. Jaffe, Chief Operating
                                               and Financial Officer