Form 10QSB
period 2002-08-18
UPGRADE INTERNATIONAL CORP /FL/
filed 2002-08-19
CIK 1071749

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (MARK ONE)

 [X]     QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(D) OF THE SECURITIES
                             EXCHANGE  ACT  OF  1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
              ----------------------------------------------------

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


STATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON
   EQUITY AS OF THE LATEST PRACTICABLE DATE: AS OF AUGUST 15, 2002, 44,248,400
      SHARES OF COMMON STOCK, $.0001 PAR VALUE WERE OUTSTANDING. (EXCLUDES 45,000,000 SHARES REGISTERED IN THE COMPANY'S NAME AND DEPOSITED INTO A CUSTODY
     ACCOUNT TO SUPPORT LOAN TRANSACTION TO THE COMPANY. SEE FOOTNOTE D. SEE FOOTNOTE C REGARDING OTHER SHARES WHICH HAVE BEEN CONTINGENTLY ISSUED. )



   TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT  (CHECK ONE): YES [ ] NO [X]

                                      INDEX


                         PART I - FINANCIAL INFORMATION


                                                                                                  Page


Item 1.   Financial Statements
------------------------------
Consolidated balance sheets at September 30, 2001 (audited) and June 30, 2002 (unaudited) . . . .     3

Consolidated statements of operations for the three and nine months ended June 30, 2001 and 2002
(unaudited) and cumulative since inception (February 5, 1997) through June 30, 2002 (unaudited) .     4

Consolidated statement of stockholders' equity (deficit) since September 30, 2001 and for the
nine months ended June 30, 2002 (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . .   5-8

Consolidated statement of cash flows for the nine months ended June 30, 2001 and 2002 (unaudited)
And Cumulative since inception (February 5, 1997) through June 30, 2002 (unaudited) . . . . . . .     9

Notes to the Financial Statements (unaudited) . . . . . . . . . . . . . . . . . . . . . . . . . . 10-12


Item 2.  Management's Discussion and Analysis or Plan of Operation. . . . . . . . . . . . . . . . 12-14
-------------------------------------------------------------------

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
--------------------------

Item 2.  Changes In Securities and Use of Proceeds  . . . . . . . . . . . . . . . . . . . . . . . 14-15
--------------------------------------------------

Item 5.  Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
--------------------------

Item 6.  Exhibits and Reports on Form 8 - K . . . . . . . . . . . . . . . . . . . . . . . . . . .    15
-------  ----------------------------------

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    15

                  Upgrade International Corporation and Subsidiaries
                           (A development stage enterprise)

                             CONSOLIDATED BALANCE SHEETS

                                        ASSETS



                                                                 September 30,    June 30,
                                                                     2001           2002
                                                                 -------------  -------------
                                                                                (unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                      $  2,551,465   $    328,730
  Restricted deposit                                                  300,000        300,000
  Subscriptions receivable                                            500,000            -0-
  Note receivable from related party                                  135,243        143,021
  Prepaid expenses, deposits and other                                110,022        170,413
                                                                 -------------  -------------
      Total current assets                                          3,596,730        942,164

PROPERTY AND EQUIPMENT - AT COST,
  less accumulated depreciation and amortization                    2,071,663      1,669,590

SPUTTERING MACHINE, held for sale                                   2,000,000        800,000

ADVANCES TO ROCKSTER GROUP                                          1,084,000      1,630,000

OTHER ASSETS
  Intangible and deferred assets, net of accumulated
  Amortization                                                        466,256        616,846
  Acquisition deposits                                              1,820,715      1,820,715
  Deposits                                                            194,128        194,128
                                                                 -------------  -------------
      Total assets                                               $ 11,233,492   $  7,673,443
                                                                 =============  =============

                           LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable                                               $  3,853,950   $  4,845,269
  Payable to related parties                                        5,503,022      2,388,105
  Accrued liabilities                                               2,972,713      3,250,361
  Notes payable                                                     1,717,231      4,395,924
  Equipment purchase contract payable                               2,024,748      2,024,748
  Royalty and license fee payable to CardTech, Inc.                 1,161,873      1,939,524
                                                                 -------------  -------------
      Total current liabilities                                    17,233,537     18,843,928

CONVERTIBLE DEBENTURES, net of unamortized discount                 2,004,488        372,860

LOAN PAYABLE                                                              -0-      1,210,000

MINORITY INTEREST                                                   1,473,179            -0-

COMMITMENTS AND CONTINGENCIES                                               -              -

STOCKHOLDERS' DEFICIT
  Common stock - $.0001 par value, 250,000,000 shares authorized       24,524         40,809
  Stock subscriptions                                               2,742,586      4,719,993
  Additional paid in capital                                       53,947,618     80,910,480
  Deferred compensation                                              (498,559)      (366,139)
  Receivable from stockholders of subsidiary                         (266,621)      (266,621)
  Accumulated development stage deficit                           (65,427,260)   (97,791,867)
                                                                 -------------  -------------
                                                                   (9,477,712)   (12,753,345)
                                                                 -------------  -------------
      Total liabilities and stockholders' deficit                $ 11,233,492   $  7,673,443
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

                                Upgrade International Corporation and Subsidiaries
                                        (A development stage enterprise)

                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                                                                       Cumulative
                                              Nine Month ended           Three months ended            results of
                                                  June 30,                     June 30,             operations since
                                         --------------------------  --------------------------        inception
                                             2001          2002          2001          2002       (February 5, 1997)
                                         ------------  ------------  ------------  ------------  -------------------
Costs and expenses                        (unaudited)   (unaudited)   (unaudited)   (unaudited)       (unaudited)

   Research and development              $ 5,030,133   $ 3,365,431   $  1,490,718  $   755,962   $       17,897,834
   Purchased in-process research
       & development                               -             -              -            -            5,971,603
   Sales and marketing                     1,276,559       217,802        140,908       76,588            5,456,607
   General and administrative              8,519,784    10,245,638      1,430,092    4,883,825           33,176,295
                                         ------------  ------------  ------------  ------------  -------------------
                                          14,826,476    13,828,871      3,061,718    5,716,375           62,502,339
Other expenses (income)
   Equity in losses of UltraCard                   -             -              -            -            1,264,316
   Interest expense and penalties          3,733,448    19,427,565      2,706,606    6,141,726           26,149,866
   Loss on advances to Pathways            3,399,780             -      3,399,780            -            3,549,780
   Other, net                                193,290       (21,298)       106,504      (19,309)           1,747,102
                                         ------------  ------------  ------------  ------------  -------------------
                                           7,326,518    19,406,267      6,212,890    7,322,417           32,711,064

Minority interest in losses
  of subsidiaries                                  -      (870,531)             -     (125,000)          (3,438,331)
                                         ------------  ------------  ------------  ------------  -------------------

NET LOSS                                 $ 22,152,994  $32,364,607   $  9,274,608  $11,713,792   $       91,775,072
                                         ============  ============  ============  ============  ===================

LOSS PER COMMON
   SHARE-BASIC AND DILUTED               $       0.64  $      0.86   $       0.39  $      0.29   $             5.55
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

                                   Upgrade International Corporation and Subsidiaries
                                             (A development stage enterprise)

                                       STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                 Since September 30, 2001 through June 30, 2002 (unaudited)


                                                                                                            Receivable
                                   Voting common stock  Common stock subscribed   Additional                   from
                                   -------------------  ------------------------   paid-in    Deferred     stockholders
                                     Shares     Amount     Shares       Amount      capital   compensation of subsidiary
                                   ----------  -------  -----------  -----------  -----------  -----------  ------------
Balances at September 30, 2001     24,523,523  $24,524  $3,892,323   $2,742,586  $53,947,618   $ (498,559)  $  (266,621)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share          971,725      972    (971,843)    (636,625)     635,653            -             -

Contribution from minority
  interest                                  -        -           -            -      727,648            -             -

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share         52,434       52           -            -       77,550            -             -


Shares issued on October 20 and
  21, 2001 at $1.58 per share in
  lieu of loan interest and
  penalties                           151,671      152           -            -      239,488            -             -

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share     3,116,633    3,117           -            -    1,684,299            -             -

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share          979,095      979           -            -      595,830            -             -

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures            51,743      352           -            -      520,228            -             -

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures           445,540      445           -            -      627,766            -             -

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures           413,864      414           -            -      707,293            -             -

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)              2,800,000    2,800  (2,800,000)  (1,820,000)   1,817,200            -             -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                 750,000      750           -            -         (750)           -             -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees               905,205      905           -            -      901,700            -             -

Shares issued on November 9, 2001
  at a $1.41 lieu of fees in
  connection with a private
  placement                            25,000       25           -            -          (25)           -             -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)        25,000       25     (25,000)     (50,000)      49,975            -             -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share        776,919      777           -            -    1,010,433            -             -

Shares subscribed to on
  November 11, 2001 at $1.41 per
  share in lieu of interest and
  penalties                                 -        -      56,970       80,328            -            -             -

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                 -        -      48,532       55,812            -            -             -

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per
  share in lieu of interest
  and penalties                             -        -      56,419       75,601            -            -             -

Shares subscribed to on
  December 9, 2001 at $1.09 per
  share in lieu of interest and
  penalties                                 -        -      32,593       35,526            -            -             -

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties            -        -      22,070       23,102            -            -             -

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties            -        -      47,124       41,469            -            -             -

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                 -        -      33,914       27,131            -            -             -

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties            -        -      26,253       20,477            -            -             -

Shares issued on November 26, 2001
  in lieu of payment of legal fees    100,000      100           -            -       99,900            -             -


                                       Accumulated
                                      development
                                      stage deficit     Total
                                      -------------  ------------
Balances at September 30, 2001        $(65,427,260)  $(9,477,712)

Shares issued on October 5, 2001
  in connection with September
  2001 conversions of debentures
  at $.54 to $1.30 per share                     -             -

Contribution from minority
  interest                                       -       727,648

Shares issued on October 11, 2001
  in lieu of loan interest and
  penalties at $1.48 per share                   -        77,602

Shares issued on October 20 and 21,
  2001 at $1.58 per share in lieu
  of loan interest and penalties                 -       239,640

Shares issued on November 7, 2001
  in connection with October 10,
  11 and 12, 2001 conversion of
  debentures at $.535 per share                  -     1,687,416

Shares issued on November 7, 2001
  in connection with October 12,
  2001 conversion of convertible
  debentures $.543 per share                     -       596,809

Shares issued on November 7, 200
  1 at $1.48 per share in lieu of
  penalties in connection with
  October 11, 2001 conversion
  of convertible debentures                      -       520,580

Shares issued on November 7, 2001
  at $1.41 per share in lieu of
  penalties in connection with
  October 12, 2001 conversion
  of convertible debentures                      -       628,211

Shares issued on November 7, 2001
  at $1.71 per share in lieu of
  penalties in connection with
  October 10, 2001 conversion
  of convertible debentures                      -       707,707

Shares issued on November 9, 2001
  (previously subscribed to in
  September 2001 at $.50, $.70,
  and $1.00 per share)                           -             -

Shares issued on November 9, 2001
  in lieu of finder's fees on
  previous placements                            -             -

Shares issued on November 9, 2001
  at a $1.00 in lieu of settlement
  of payables to stockholders
  and cash, net of fees                          -       902,605

Shares issued on November 9, 2001
  at $1.41 lieu of fees in connection
  with a private placement                       -             -

Shares issued on November 9, 2001
  (previously subscribed to in
  July 2001 at $2.00 per share)                  -             -

Shares issued on November 9, 2001
  in connection with October 15,
  2001 conversion of debentures
  at $1.25 and $1.50 per share                   -     1,011,210

Shares subscribed to on November
  11, 2001 at $1.41 per share in
  lieu of interest and penalties                 -        80,328

Shares subscribed to on November
  19 and 21, 2001 at $1.15 per
  share in lieu of interest and
  penalties                                      -        55,812

Shares subscribed to on December
  1 and 2, 2001 at $1.34 per share
  in lieu of interest and penalties              -        75,601

Shares subscribed to on December
  9, 2001 at $1.09 per share in
  lieu of interest and penalties                 -        35,526

Shares subscribed to on December
  12, 2001 at $1.05 per share in
  lieu of interest and penalties                 -        23,102

Shares subscribed to on December
  19, 2001 at $0.88 per share in
  lieu of interest and penalties                 -        41,469

Shares subscribed to on December
  22 and 29, 2001 at $0.80 per
  share in lieu of interest and
  penalties                                      -        27,131

Shares subscribed to on December
  31, 2001 at $0.78 per share in
  lieu of interest and penalties                 -        20,477

Shares issued on November 26, 2001
  in lieu of payment of legal fees               -       100,000

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                                    CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)- Continued

                                    Since September 30, 2001 through June 30, 2002 (unaudited)



                                                                                                          Receivable
                                   Voting common stock  Common stock subscribed   Additional                 from
                                   -------------------  ------------------------   paid-in    Deferred   stockholders
                                     Shares    Amount     Shares       Amount     capital   compensation of subsidiary
                                   ---------  -------  -----------  -----------  ----------  -----------  ------------
Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share        18,437       18           -            -       24,982            -             -

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10, net of transactions
  costs                              562,171      562          -             -      443,184            -             -

Shares issued on December 7, 2001
  at $1.09 per share in lie of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                         948,843      949          -             -      972,536            -             -

Warrants granted in lieu of
  interest and penalties                   -        -          -             -    1,956,457            -             -

Shares subscribed to and warrants
  issued in lieu of additional
  interest on convertible
  debentures                               -        -    434,220       594,881      580,035            -             -

Shares subscribed at $.80 through
  $1.37 per share in connection
  with November and December 2001
  promissory notes                         -        -    202,167       182,265            -            -             -

Warrants issued in connection with
  November through December 2001
  promissory notes                         -        -          -             -      217,898            -             -

Adjustment due to modification
  of warrants                              -        -          -             -       32,922            -             -

Adjustment due to added conversion
  feature on notes payable                 -        -          -             -      200,000            -             -

Allocation to beneficial
  conversion feature                       -        -          -             -      150,000            -             -

Amortization of deferred
  compensation for the three
  months ended December 31, 2001           -        -          -             -            -       49,326             -

Shares issued on January 13, 2002
pursuant to penalty and interest
adjustments to convertible debenture
at prices of $1.02 & $1.03            59,953       60          -             -       50,103            -             -

Shares issued February 4, 2002 as
loan inducement fees for shares
previously subscribed in November
& December 2001                      354,300      354   (354,300)     (119,024)     118,670            -             -

Shares issued February 4, 2002 at
prices from $1.03 to $1.08 pursuant
to loan inducement fees for loans
provided to the Company in January
2002                                  35,063       35          -             -      131,380            -             -

Shares issued February 4, 2002 as
payment of penalties and interest
on loan agreements                   345,683      346   (323,875)     (329,036)     412,072            -             -

Shares issued February 4, 2002 as
payment of penalty and interest
on loan agreements incurred in
January 2002                         299,993      300          -             -      315,446            -             -

Shares and warrants issued
February 4,2002 as payment
of penalties and interest on
loan agreements incurred in
February 2002                         34,231       34          -             -       48,574            -             -

Shares and warrants
issued on February 26, 2002
in settlement of debts             1,000,000    1,000          -             -    1,465,000            -             -

Shares issued March 4, 2002 for
shares previously subscribed
Pursuant to private placements
at $2.00 per share                    12,000       12    (12,000)      (24,000)      23,988            -             -

Shares subscribed in connection
with February penalties and
interest on loan agreements                -        -          -       350,204      526,255            -             -

Adjustment to shares subscribed
and warrants issued in March
in connection with notes payable           -        -          -        29,300      484,846            -             -

Warrants issued during the three
months ended March 31, 2002 as
penalties and interest on
promissory notes                           -        -          -             -    2,923,527            -             -

Shares and warrants granted in
connection with March 2002 notes           -        -    350,000       181,275      166,245            -             -

Shares and warrants granted in March
2002 at $1.01 to $1.08 per share
pursuant to loan inducement fees for
loan provided in March 2002                -        -    144,375       155,925      417,244            -             -


Amortization of deferred compensation
for the three months ended
March 31, 2002                             -        -          -             -            -       41,547             -


                                     Accumulated
                                     development
                                     stage deficit       Total
                                     --------------  -------------
Shares issued on November 26, 2001
  in connection with a private
  placement at $1.36 per share                    -         25,000

Shares issued on November 26,
  2001 in connection with a
  private placement and
  satisfaction of liabilities at
  $1.10 per share, net of transaction
  costs                                           -        443,746

Shares issued on December 7, 2001
  at $1.09 per share in lieu of
  fees and penalties in connection
  with October 10 through 12, 2001
  conversion of convertible
  debentures                                      -        973,485

Warrants granted in lieu of
interest and penalties                            -      1,956,457

Shares subscribed to and warrants
issued in lieu of additional
interest on convertible
debentures                                        -      1,174,916

Shares subscribed at $.80 through
1.37 per share in connection
with November and December 2001
promissory notes                                  -        182,265

Warrants issued in connection with
November through December 2001
promissory notes                                  -        217,898

Adjustment due to modification
of warrants                                       -         32,922


Adjustment due to added conversion
feature on notes payable                          -        200,000

Allocation to beneficial
conversion feature                                -        150,000

Amortization of deferred
compensation for the three
months ended December 31, 2001                    -         49,326

Shares issued on January 13, 2002
pursuant to penalty and interest
adjustments to convertible debenture
at prices of $1.02 & $1.03                        -         50,163

Shares issued February 4, 2002 as
loan inducement fees for shares
previously subscribed in November &
December 2001                                     -              -

Shares issued February 4, 2002 at
prices from $1.03 to $1.08 pursuant to
loan inducement fees for loans provided
to the Company in January 2002                    -        131,415

Shares issued February 4, 2002 as
payment of penalties and interest on
loan agreements                                   -         83,382

Shares issued February 4, 2002 as
payment of penalty and interest on
loan agreements incurred in January
2002                                              -        315,746

Shares and warrants issued
February 4,2002 as
payment of penalties and interest
on loan agreements incurred in
February 2002                                     -        48,608

Shares and warrants issued February 26, 2002
in settlement of debts                            -     1,466,000

Shares issued March 4, 2002 for
shares previously subscribed
Pursuant to private placements
at $2.00 per share                                -             -

Shares subscribed in connection with
February penalties and interest on loan
agreements                                        -       526,255

Adjustment to shares subscribed and
warrants issued in March
in connection with notes payable                  -       514,146

Warrants issued during the three
months ended March 31, 2002 as
penalties and interest on promissory
notes                                             -     2,923,527

Shares and warrants granted in
Connection with March 2002 notes                  -       347,520

Shares and warrants granted in March
2002 at $1.01 to $1.08 per share
pursuant to loan inducement fees for
loan provided in March 2002                       -       573,169


Amortization of deferred compensation for
the three months ended March 31, 2002             -        41,547

                                        Upgrade International Corporation and Subsidiaries
                                                 (A development stage enterprise)

                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)- Continued

                                    Since September 30, 2001 through June 30, 2002 (unaudited)


                                                                                                                  Receivable
                                   Voting common stock  Common stock subscribed    Additional                        from
                                   -------------------  ------------------------    paid-in    Deferred          stockholders
                                     Shares     Amount    Shares       Amount       capital    compensation     of subsidiary
                                   ----------  -------  -----------  ------------  ----------  ---------------  -------------
Warrants granted to consultants
in settlement of fees, providing
the warrant holder the right to
acquire up to 1,730,000 shares at
price ranging from $1.00 to $2.50           -        -           -             -       512,114               -             -


Shares and warrants granted in
April 2002 as a finders fee on
loans extended in March 2002           55,000       55      61,875        66,825       273,433               -             -


Shares and warrants issued in
April 2002 at prices from $0.85
To $1.08 per share pursuant to
loan inducements fees                 212,500      213     150,000        45,000       142,674               -             -


Shares and warrants granted during
April 2002 as penalties and interest
on promissory notes                         -        -     771,173       668,610     1,121,715               -             -

Shares issued April 5, 2002 as loan
inducement fees for shares
subscribed in March, 2002             350,000      350    (350,000)     (181,275)      180,925               -             -

Shares subscribed on April 25,2002
As settlement of debts of subsidiary
company at $1.007 per share.                -        -     400,000       402,875             -               -             -

Common Shares and warrants issued on
April 5,2002 at a price of $1.00 per
share in connection with private
placement                             100,000      100           -             -        99,900               -             -

Shares issued in April as a finders
fee on September 2001 share issuance   25,000       25           -             -           (25)              -             -


Shares and warrants issued on April
10,2002 paid as a finders fee on
April notes                             6,875        7           -             -         3,383               -             -

Shares and warrants granted on April
10,2002 paid as a finder fee on April
notes                                       -        -      73,219        56,109       144,608               -             -

Warrants issued on April 30,2002 in
connection with convertible debenture
providing to the holders the right
acquire 362,200 shares at the price
of $0.75 for five years from the
date of issuance                            -        -           -             -       254,967               -             -

Warrants issued on April 30,2002
to officer of the Company in connection
with $775,000 convertible debenture
agreement The warrants provide to the
holer the right to acquire 1,200,000
at a price of $.75 per share for a
period of five years                        -        -           -             -       896,166               -             -

Shares and warrants granted in May 2002
at $0.80 per share pursuant to loan
inducements fees                            -        -     250,000        27,772        25,780               -             -

Shares and warrants granted during May
2002 as penalties and interest on
promissory note                             -        -     897,298       587,535     1,203,595               -             -

Shares and warrants granted on May 2002
paid as finder fees                         -        -     110,000        71,445       183,177               -             -

Shares and warrants granted in June 2002
at the prices from $0.38 to $$ 0.44
per shares pursuant to loan inducement
fees from loans provided in June 2002       -        -      50,000        17,016        60,012               -             -

shares and warrants granted during June
2002 as penalties and interest on
promissory notes                            -        -   1,166,073       514,833     1,034,524               -             -

Shares subscribed at $0.50 per share
on May 29,2002 as partial payment to
related party creditor and to secure
deferral of amounts due to creditor
of subsidiary company                       -        -   1,300,000       650,000             -               -             -

Amortization of deferred
compensation for the three months
ended June 30, 2002                         -        -           -             -             -          41,547             -

Net loss for the nine months
ended June 30, 2002                         -        -           -             -             -               -             -
----------------------------       ----------  -------  -----------  ------------  ------------  --------------  ------------

Balances at June 30, 2002          40,808,401  $40,809   6,089,784   $ 4,719,993   $80,910,480   $    (366,139)  $  (266,621)
                                   ==========  =======  ===========  ============  ============  ==============  ============


                                        Accumulated
                                        development
                                        stage deficit       Total
                                        -------------  -------------
Warrants granted to consultants
in settlement of fees, providing
the warrant holder the right to
acquire up to 1,730,000 shares at
price ranging from $1.00 to $2.50                  -        512,114

Shares and warrants granted in
April 2002 as a finders fee on
loans extended in March 2002                       -        340,313

Shares and warrants issued in
April 2002 at prices from $0.85
to$1.08 per share pursuant to
loan inducements fees                              -        187,887

Shares and warrants granted during
April 2002 as penalties and interest
on promissory notes                                -      1,790,325

Shares issued April 5, 2002 as loan
inducement fees for shares
subscribed in March, 2002                          -              -

Shares subscribed on April 25,2002
As settlement of debts of subsidiary
company at $1.007 per share.                       -        402,875

Common Shares and warrants issued on
April 5,2002 at a price of $1.00 per
share in connection with private
placement                                          -        100,000

Shares issued in April as a finders
fee on September 2001 share issuance               -              -

Shares and warrants issued on April
10,2002 paid as a finders fee on
April notes                                        -        200,724

Warrants issued on April 30,2002 in
connection with convertible debenture
providing to the holders the right
acquire 362,200 shares at the price
of $0.75 for five years from the
date of issuance                                   -        254,967

Warrants issued on April 30,2002
to officer of the Company in connection
with $775,000 convertible debenture
agreement The warrants provide to the
holer the right to acquire 1,200,000
at a price of $.75 per share for a
period of five years                               -        896,166

Shares and warrants granted in May 2002
at $0.80 per share pursuant to loan
inducements fees                                   -         53,552

Shares and warrants granted during May
2002 as penalties and interest on
promissory note                                    -      1,791,130

Shares and warrants granted on May 2002
paid as finder fees                                -        254,622

Shares and warrants granted in June 2002
at the prices from $0.38 to $$ 0.44
per shares pursuant to loan inducement
fees from loans provided in June 2002              -         77,028

Shares and warrants granted during June
2002 as penalties and interest on
promissory notes                                   -      1,549,357

Shares subscribed at $0.50 per share
on May 29,2002 as partial payment to
a related party creditor to secure
deferral of amounts due to creditor of
subsidiary company                                 -        650,000

Amortization of deferred
compensation for the three months
ended June 30, 2002                                -         41,547

Net loss for the nine months
ended June 30, 2002                      (32,364,607)   (32,364,607)
----------------------------            -------------  -------------

Balances at June 30, 2002               $(97,791,867)  $(12,753,345)
                                        =============  =============


The accompanying notes are an integral part of this statement.

                            Upgrade International Corporation and Subsidiaries
                                     (A development stage enterprise)

                            CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                      Nine months ended June 30,        Cumulative
                                                  ---------------------------------   since inception
Increase (Decrease) in Cash and Cash Equivalents     2001                2002        (February 5, 1997)
                                                  -------------  ------------------  ------------------
Cash flows from operating activities:
  Net loss                                        $(22,152,994)  $     (32,364,607)  $     (91,775,072)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Depreciation and amortization                      531,544             278,534           1,469,144
    Amortization of beneficial conversion feature
      and debt discount                              1,884,151           3,797,826           7,596,019
    Amortization of loan costs                               -             651,849             651,849
    Write off of leasehold improvements                      -             210,805             210,805
    Modification of loan agreements                          -             232,922             232,922
    Equity securities issued in lieu of interest
      and penalties on debt                                  -          16,175,500          18,854,246
    Employee stock options issued below fair value           -             132,420           1,396,424
    Adjustment to receivables from subsidiary's
      stockholders                                           -                   -             133,379
    Write off of uncollectible advances              3,399,780                   -           3,549,780
    Write off due to impairment of machine
      held for sale                                          -           1,200,000           2,254,125
    Write off of option cost                                 -                   -              76,250
    Loss on sale of property and equipment              29,904                   -              26,021
    Common stock subscribed for financing fees         416,529                   -                   -
    Equity in loss of UltraCard                              -                   -           1,264,316
    Purchased in-process research & development              -                   -           5,971,603
    Warrants and options issued for services         1,903,685             512,114           5,646,289
    Warrants issued for financing fees               1,418,433
    Shares issued for services                               -                   -             488,650
    Expenses incurred through loan assumption                -                   -             470,005
    Stock of subsidiary issued in exchange for
      contribution of intellectual property
      charged to expense                                     -                   -             125,000
    Minority interest                                        -            (870,531)         (3,438,331)
    Changes in assets and liabilities:
      Prepaid expenses, deposits and other            (274,976)            (63,012)            941,090
      Accounts payable and accrued liabilities       4,400,180           4,257,269          12,565,850
                                               ----------------  ------------------  ------------------
        Net cash used in operating activities       (8,443,764)         (5,848,911)        (31,289,636)
Cash flows from investing activities
  Advances to The Pathways Group, Inc.              (1,498,955)                  -          (3,533,955)
  Advances to Rockster, Inc.                          (950,000)           (546,000)         (1,630,000)
  Advances to eCourier Corps                                 -                   -            (130,000)
  Payments on equipment under construction                   -                   -          (1,200,000)
  Acquisition of property and equipment, net          (587,063)            (56,777)         (1,755,544)
  Acquisition of Centurion Technologies, Inc.,
    net of cash acquired                                    -                    -          (1,000,000)
  Acquisition of UltraCard, Inc., net of
    cash acquired                                           -             (379,164)         (5,950,269)
  Acquisition of equity interest in EforNet Corp.
    from a minority shareholder                             -                    -            (200,000)
  Additions to note receivable from related party    (130,000)
  Acquisition deposit                                 (15,000)                   -             (62,500)
  Additions to intangible assets                      (66,470)             (25,463)           (220,650)
                                               ----------------  ------------------  ------------------
        Net cash used in investing activities      (3,247,488)          (1,007,404)        (15,682,918)
Cash flows from financing activities
  Proceeds from sale of common stock and
    stock subscriptions                             6,255,614            1,071,746          36,801,964
  Borrowings, net of loan costs                     5,945,251            3,600,285          13,752,905
  Principal payments on borrowings                 (1,361,370)             (38,451)         (3,721,371)
  Purchase of collateral on subsidiary's LOC                -                    -            (805,687)
  Release of restricted cash                          505,687                    -             505,687
  Proceeds from exercise of options & warrants         55,000                    -             767,786
                                              -----------------  ------------------  ------------------
      Net cash provided by financing activities    11,400,182            4,633,580          47,301,284
                                              -----------------  ------------------  ------------------
Net increase(decrease)cash & cash equivalents        (291,070)          (2,222,735)            328,730
Cash & cash equivalents beginning of period           398,989            2,551,465                   -
                                             -----------------  ------------------- -------------------
Cash &cash equivalents end the period        $        107,919   $          328,730  $          328,730
                                             =================  =================== ===================


The accompanying notes are an integral part of these statements.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2002


NOTE  A  -  FINANCIAL  STATEMENTS

The unaudited consolidated financial statements of the Company and its subsidiaries have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles of the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire fiscal year ending September 30, 2002. This form 10-QSB should be read in conjunction with the form 10-KSB that includes audited consolidated financial statements for the year ended September 30, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended and since inception (February 5, 1997), and the form 10-QSB for the quarters ended March 31, 2001 and 2002.


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

The balance sheet as of September 30, 2001 and June 30, 2002, reflects the consolidated financial position of the Company and its subsidiaries (Subsidiaries) as follows: UltraCard, Inc. (UltraCard); cQue Corporation (formerly Centurion Technologies, Inc.); CTI Acquisition Corporation (CTI); Global CyberSystems, Inc. (Global); EforNet Corporation (EforNet); Global CyberSystems SA. (GCSA), Global CyberSystems PLC (GCPLC) and UltraCard China Inc. The statements of operations for the three and nine months ended June 30, 2001 and 2002 and for the period from inception (February 5, 1997) and the statements of cash flows for the nine months ended June 30, 2001 and 2002 and for the period from inception (February 5, 1997) reflect the consolidated results of operations and cash flows of the Company and the results of the subsidiaries beginning on the dates the Company acquired control. All significant inter-company balances and transactions have been eliminated in consolidation. Minority interest represents the minority stockholders' proportionate share in the equity of the Company's consolidated Subsidiaries. The losses incurred by a subsidiary are allocated on a proportionate basis to minority interest until the carrying amount of minority interest is eliminated. Further losses are then included in the net loss of the Company.


NOTE  C  -  LOSS  PER  COMMON  SHARE  AND  SHARES  OUTSTANDING

Basic loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. The weighted average number of shares outstanding for the nine and three months ended June 30, 2002 was 37,833,319 and 40,788,805, respectively and 21,829,283 and
18,323,267 for the nine and three months ended June 30, 2001, respectively, and 16,533,687 since inception (February 5, 1997) through June 30, 2002. Diluted loss per share for all periods presented equaled basic loss per share due to antidilutive effect of the potentially dilutive securities.

In addition at June 30, 2002, 48,365,000 shares of the Company's common stock were not included in the shares issued and outstanding on the consolidated statement of stockholders' deficit or loss per share computations. The excluded shares were as follows:

- Shares issued in lieu of finders' fees in connection with future findings 1,365,000 (with 1,000,000 shares outstanding at September 30, 2001 and 365,000 shares issued during the quarter ended December 31, 2001).

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

- Contingently issued, 45,000,0000 restricted shares issued to an institutional syndicator, held as collateral for a future financing as described in note D. The shares were cancelled and are being returned to the Company subsequent to June 30, 2002.

               Upgrade International Corporation and Subsidiaries
                        (A development stage enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2001 and 2002


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

The following summarizes the debt and equity transactions completed by the Company during the three months ended June 30, 2002:

In April 2002, the Company borrowed $575,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10%-12.5% interest, 12.5% of the original loan amount payable in common stock and up to 30% of the original loan amount in warrants at an exercise price of the lowest average closing bid price for a period 120 days prior to the date of the loan maturity but not more than $0.25 to $0.80. In connection with these loans the Company issued 362,500 shares of common stock, and warrants entitling the holder to purchase 362,500 shares of common stock at $.80 to $1.00 per share. The warrants are exercisable immediately and expire five years from the date of grant. As a finders fee on these agreements the Company issued notes in the amount of $30,250, 80,094 shares and 193,532 warrants to acquire common stock at an exercise price ranging from market to $0.80 per share.

On April 30, 2002 the Company converted previously outstanding unsecured shareholders' advances in the amount of $290,823 pursuant to the terms of two convertible debentures. The debentures bear interest at a rate of 10% per annum, are immediately convertible into common stock at $0.75 per share, and mature on December 31, 2002. In addition, the Company issued 290,823 warrants to acquire common stock of the Company at a price of $0.75 per share expiring five years from the date of issuance.

In April 2002, the Company settled debt to a creditor of its subsidiary in the amount of $402,875 through the issuance of four hundred thousand shares in the common stock of the Company.

On April 5, 2002 the Company received proceeds of $100,000 pursuant to the terms of a private placement of common stock of the Company at a price of $1.00 per share. In conjunction with the offering the Company issued 100,000 warrants at a exercise price of $1.00.

In April 2002 the Company issued warrants to acquire 1,730,000 shares in the Common stock of the Company to a group of consultants in settlement of amounts due those consultants. Of those warrants, 1,250,000 vest equally over a 12 month period. The warrants have exercise prices ranging from $1.00 to $2.50, are exercisable immediately and have a five year term. As of June 30, 2002, 395,831 warrants were vested and earned in connection with all warrants vested and earned as of June 30, 2002, the Company recognized $512,114 in consulting fees.

In May 2002, the Company borrowed $125,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 12.5% interest, 12.5% of the original loan amount payable in common stock and up to 30% of the original loan amount in warrants at an exercise price of market but not more than $0.25 per share. In connection with these loans the Company issued 250,000 shares and 250,000 warrants to acquire shares of the Company at a price of $0.75 per share. The warrants have a five year term. In addition, the Company paid a financing fee comprised of a note payable in the amount of $13,750, 110,000 shares in the capital stock of the Company and 275,000 warrants to acquire common shares of the Company at a price of $0.25. The warrants are exercisable immediately and expire five years from the date of grant.

On May 29, 2002, the Company entered into a release and settlement agreement with CardTech, Inc., providing for the settlement of $650,000 due and owing to CardTech by UltraCard. The amount of $650,000 was settled by the issuance of 1,300,000 shares in the common stock of Upgrade International Corp.

In June 2002, the Company received $90,000 from a group of private investors pursuant to the terms of certain promissory notes agreements. The promissory notes bear interest at the rate of 10%, regardless of the term of the note and mature in 60 days from the date of issuance. The company also granted 180,000 warrants in aggregate to the note holders to acquire common stock of the Company at a strike price of $0.25 per share. The warrants are exercisable immediately and expire five years from the date of grant. Additional warrant coverage is made available in the amount of 1,000 warrants per day at a strike price of $0.25 per share, on two notes each in the amount of $25,000 if the loans are unpaid by maturity.

In June 2002, the Company received from an individual private investor proceeds of $250,000 pursuant to a promissory note agreement. The promissory notes bears interest at the rate of 10% per annum and matures 60 days from the date of issuance and had 50,000 of detachable warrants. In addition, the Company granted 50,000 shares of the common stock of the Company and an additional 50,000 shares in the common stock of UltraCard, and 50,000 warrants with a exercise price of $0.25 per share with a five-year term.

During the third quarter of 2002, the Company borrowed $100,000 from an officer of the Company, which brought the total amount advanced by that officer to $775,000. On April 30, 2002, that balance was rolled into a convertible debenture, bearing interest at a rate of 10% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture has a maturity date of December 31, 2002, and had 750,000 detachable warrants issued as part of the debt transaction, to acquire common stock at a price of $0.75 per share with a cashless exercise provision and a five-year term. As an inducement fee, the Company issued 450,000 warrants that bear the same terms and warrants issued with debt.

In February 2002, the Company entered into a debt financing agreement with an institutional syndicator to obtain up to $15 million in working capital for Upgrade and its Subsidiaries. The debt instrument planned for is a seven-year term with the principal due at maturity, and interest payable quarterly commencing in year three of the financing. The loan is to be secured by the issuance of 40 million shares of Company Stock, which have been issued under Rule 144A along with 5 million restricted common shares issued under Rule 506D . The shares issued under Rule 144A carries a different CUSIP number from the Company's Common Stock. These shares are restricted, and can only be traded among qualified institutional investors. Upon repayment of the credit facility, the shares are to be returned to the Company. Contained in the agreement is the stipulation that the voting rights of the 45 million shares by way of proxy will be voted in proportion with the existing shareholder base. This transaction never funded, and the Company has requested the return of the stock and cancelled the shares subsequent to the end of the quarter.

The Company is actively pursuing new investment into the Company, including a significant bond transaction. Future financings may take the form of equity, convertible debentures and other types of debt instruments.

               Upgrade International Corporation and Subsidiaries
                          (A development stage enterprise)

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                June 30, 2001 and 2002

NOTE E - SPUTTERING MACHINE

On February 28, 2000, a subsidiary of the Company entered into an agreement with an unrelated company (the Supplier) to build a sputtering machine originally for use in its research and development activities. During the year ended September 30, 2000, the subsidiary paid $1,200,000 to the Supplier and recorded a liability for the amounts billed but unpaid as of September 30, 2000 equaling $2,307,025. The liability also included applicable sales tax, rent payments allocation, and amounts due under a development contract with the Supplier requiring $50,000 monthly payments, which expired prior to September 30, 2000 but was then orally extended to January 12, 2001. During the year 2001, the Company's management changed its intent of the use of the machine for internal purposes which resulted in the Supplier's removing the tax liability of $247,500. As of September 30, 2001 and June 30, 2002 , amounts billed but the unpaid relating to the machine, rent allocations, and the development contract totaled $2,024,748.

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

Because of the special purpose nature of this piece of equipment, and in the event that the machine is not used for its intend and designed use, the Company decided to write down the value of the equipment to its estimated liquidiated value of $800,000. As a result the Company recorded a $1,200,000 impairment loss during the quarter ended June 30, 2002.

NOTE  F  -  COMMITMENTS  AND  CONTINGENCIES

The Company is in default on its payments on its ten-year lease for office space located in Los Angeles, California. Rockster, Inc. had been occupying this facility, but vacated it in April 2002. Subsequent to March 31, 2002, the Company began negotiations with the landlord to terminate the lease and settle the amounts owing. These negotiations are expected to be completed during the current fiscal year. The carrying amount of the related leasehold improvements were approximately $211,000, which were written off during the quarter ended March 31, 2002. The Company granted the landlord 250,000 warrants on May 5, 2002 to purchase common stock at $.50 per share, which are refundable upon successful conclusion of the negotiations, which is planned to be completed during September 2002.

The Company remains in default on its payments under various agreements to purchase 826,482 shares of UltraCard, Inc. common stock and 10,000 shares of CardTech, Inc. (CardTech) common stock. Cash flow permitting, the Company plans to become current on its obligations under these agreements during the quarter ending September 30, 2002. If the Company is unable to do this, it may have to write-off as much as $1,820,715 in acquisition deposits recorded at June 30, 2002.

During the quarter, the Company and Cardtech agreed to defer all licensing and royalty payments currently due. Under the terms of the amendment, CardTech has agreed to defer approximately $2.25 million, and any additional monies due, by way of minimum royalty payments, until the sooner of (i) the commercialization of the intellectual property (revenues from product sales of same) that is the subject of the License, or (ii) the completion of an initial public offering with net proceeds to UltraCard of not less than Fifty Million dollars ($50,000,000).

In addition, CardTech has agreed to exchange the required $650,000.00 payment under an exchange of debt-for-equity agreement with Upgrade International, for
1.3 million shares of Upgrade International Corporation common stock. Among the provisions of this agreement is the right for CardTech to put back the shares for a one year period. As of June 30, 2002, these shares are classified as common shares subscribed on the Consolidated Statement of Stockholders' Equity (Deficit).



NOTE  G   -  SUBSEQUENT  EVENTS

During July and August 2002, the Company borrowed in the aggregate $70,000 from existing shareholders pursuant to certain 60-day note agreements. Interest under the terms of the notes payable upon maturity varied between 10% - 12%. In addition, as a cost of the financing, the Company granted the noteholders warrants to purchase in the aggregate 190,000 shares of common stock at a price of $0.25 per share. The warrants are exercisable immediately and expire five years from the date of grant.

During July 2002, the Company received advances from an existing shareholder in the amount of $45,000.

During August 2002, the Company received an advance totaling $138,720.



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


BUSINESS  OPPORTUNITIES  &  THE  COMMERCIALIZATION  PROCESS

Upgrade and its companies continues to focus on two significant initiatives.
One is closing a significant financing which will provide adequate working capital to fund the final phase of commercializing its products. Upgrade management is spending a significant time and effort in this regard. The Company has retained an investment advisor who is directing an effort to consummate a significant bond transaction which, if successful, will provide the Company with adequate working capital to complete commercialization. The necessary documentation to bring this transaction is currently being drafted and marketing is expected to take place in late August and September.

Second are the steps necessary to complete the commercialization process include: final design and production of the cardbody; (the proprietary hard drive like media, "shim", which is housed inside the cardbody, which meets the international standards for card size, thickness and flexibility), final design of the first read-write device and the operating and application software which resides on the "shim". The software includes the operating system and specific application software that will provide functionality to the UltraCard.

The Company intends to align with others to commercialize the UltraCard technology. This has taken form in the case of contracted manufacturing or consulting services, i.e. Pemstar, Infineon, and Komag, or potential partnerships / joint ventures. Pemstar, Infineon and Komag have made significant contributions to the commercialization of the UltraCard technology. Without their individual efforts, the accomplishments to date would have taken Longer. These types of relationships have proven successful for the Company, and management believes they along with other potential partners will continue to provide the necessary resources to achieve commerialization of the UltraCard technology.

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

The commercial version of the read-write device design, 5 1/4" half-height, (similar in size to a CD-ROM drive that can be inserted into the standard computer tower, has been substantially completed during the quarter and the pre-production soft tooled units for the initial pilot tests and demonstration are expected to be completed by the Research and Development team at UltraCard prior to the end of the fiscal year 2002. The Company is currently in negotiations with a number of potential manufacturing partners to complete the commercial version of the read-write device.

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

The previously announced pilot project in China is still in place, awaiting delivery of our product. It is anticipated that delivery will take place within six months after receipt of the capital necessary to complete commercialized product. The receipt of sufficient capital is expected during the first quarter of fiscal year 2003.

Additionally, the Company is in discussions regarding a significant joint-venture opportunity in China which would involve significant distribution of cards to support a number of applications.

Finally, the Company plans to fund cQue and Rockster to complete its software to a commercialized state.

FINANCIAL  RESULTS

Net losses aggregated $11.7 million in the three months ended June 30, 2002 compared with a $9.3 million net loss for the corresponding period of the prior fiscal year. This increase in net loss is reflective of the increased cost of capital incurred by the Company from financings through short-term loan agreements. Interest costs of $5.3 million have been recorded in the current quarter which is comprised, in the most part, of shares, warrants and notes issued for interest and penalties on short term loans payable, compared to $2.7 million during the comparable quarter the previous year.

During the quarter, the Company wrote down its carrying amount of its sputtering machine by $1.2 million, to record its new carrying amount at the estimated net liquidiation value. The Company does believes that it will recognize the new carrying amount upon Sale. However since the machine is designed specifically for part of the manufacturing process of the UltraCard, this may not occur or occur in a timely manner. The Company will continue to assess the carrying amount of this asset. Further impairment write downs are possible in the future. The Company's general and administrative costs of $3.7 million in the current quarter represents a increase over the previous year, but consistent with the previous quarter recognizing the Company's desire to curtailing certain expenditures as a result of limited cash resourses. The Company is managing to keep its expenses to a minimum during the tight cash flow periods. Expenses relating to cQue were kept to a minimum reflecting the focus of the consolidated group's efforts to complete the UltraCard technology. For the near future research and development expenditures are expected to increase to meet the Company's numerous potential market opportunities. All of the Company's research and development costs have been expensed as incurred.

Sales and marketing expenditures of $77,000 represent a significant decrease over the same quarter the prior fiscal year reflecting the Company's focus upon product completion, and not necessarily of potential sales. Sales and marketing expenditures typically are associated with the Company's attendance at trade shows and industry awareness programs as the Company builds market awareness to establish and develop new markets and prepare for effective product launches for products which are nearing the first phase of completion.

The Company did record an allowance regarding the potential uncollectibility of advances to The Pathways Group of $3.4 million during the quarter ended June 30, 2001.

For the first nine months of fiscal year 2002, net losses incurred were $32.4 million, of which $16.9 million of the nine month loss related to the costs of capital, compared to $3.7 million during nine months ending June 30, 2001. During fiscal 2002, the Company has found it difficult and expensive to raise capital in the current capital markets. As a result, the Company has had to pay higher costs to obtain operating capital, including the additional debt financing costs including the issuance of its capital stock and warrants to purchase stock. The cost is significantly higher than the Company would prefer; and Management continues to spend a significant amount of time and resources seeking other forms and lower cost capital to support operations. As of a result of tighter cash flows, the Company's investment in research and development was $3.4 million for the first nine months compared to $5.0 million the previous years' comparable period. However, in spite of the tight cash position, this does illustrates management's objective of moving the technology forward towards commercialization. Other expenses have been kept to only those essential in keeping the business operational with minimal discretionary expenses during this tight cash flow period. General and administrative expenses were comparable to the previous year period.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001 the Company had available cash balances of approximately $329,000. The Company is managing very tight cash flows but still providing funding for its research and development program at UltraCard. During the nine months ended June 30, 2002, the Company raised approximately $3,600,000 in smaller financings comprised of promissory notes with equity kickers (common stock and warrants) and equity penalties (common stock and warrants) for failure either to repay the notes or register shares owned by the noteholders. The Company is not in default under these notes as long as it complies with the equity penalty provisions. At June 30, 2002, the Company had total indebtedness of approximately $3,500,000 under these arrangements.

Other funds were raised in the forms of convertible debentures from a related party of the Company and short-term notes from existing shareholders. The Company's cash used in operations was $ 5.8 million, which represents a $2.6 million decrease (31%) compared to the comparable period the prior year of $8.4 million. This decrease results from the increase in accounts payable and accrued liability levels.

Cash flows from financing activities of $4.6 million in the nine month period ended June 30, 2002 represents a level consistent with the last three quarters of the year ended September 30, 2001. The Company has begun to focus it's efforts upon financing initiatives which have a much larger magnitude than prior financings and such initiatives have much longer lead times. While these initiatives are in progress the Company is limiting the number of smaller more expensive financings to critical needs. It is expected that upon receipt of funding necessary to complete commercialization, the Company will make the required investments either internally by way of capital expenditure and personnel or by way of available outsourced resources to complete all required tasks.

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



PART  II     OTHER  INFORMATION

Item  1.     Legal  Proceedings
-------------------------------

Upgrade, its president, Daniel S. Bland, and Chief Financial Officer, Howard Jaffe, are defendants in The Pathways Group, Inc. v. Upgrade International
                             ---------------------------------------------------
Corporation  et al., Superior Court of the State of California in for the County
------------------
of Sonoma, c/a 227650. The complaint, filed August 3, 2001, alleges breach of merger and collateral agreements between Upgrade and plaintiff, breach of oral argument, fraud, and negligent material misrepresentation, and seeks specific performance of the agreements, an injunction against exercising provisions pursuant to the merger agreement whereby Upgrade could obtain control of Pathways, and damages in excess of $150 million. Specifically, the complaint alleges that Upgrade failed to provide interim financing to Pathways pending consummation of the proposed merger transaction, and prevented Pathways from obtaining alternate sources of financing. Upgrade believes that the plaintiff's allegations are without legal or factual basis and therefore it has not accrued any potential losses resulting from this claim except for the $3.4 million debt owed by Pathways to Upgrade, which Upgrade has recorded a provision for potentially uncollectible advances to Pathways as of June 30, 2001. The case is currently in discovery.


Item  2.     Changes in Securities and Use of Proceeds
------------------------------------------------------

During the three months ended June 30, 2002 the Company made the following sales of unregistered securities;

In April 2002, the Company borrowed $575,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 10%-12.5% interest, 12.5% of the original loan amount payable in common stock and up to 30% of the original loan amount in warrants at an exercise price of the lowest average closing bid price for a period 120 days prior to the date of the loan maturity but not more than $0.25 to $0.80. In addition, as an inducement to enter into the financing the Company issued 362,500 shares of common stock, and warrants entitling the holder to purchase 362,500 shares of common stock at $.80 to $1.00 per share. The warrants are exercisable immediately and expire five years from the date of grant. As a finders fee on these agreements the Company issued notes in the amount of $30,250, 80,094 shares and 193,532 warrants to acquire common stock at an exercise price ranging from market to $0.80 per share.

In April 2002, the Company issued 55,000 shares pursuant to the terms of certain loan extension inducement fees for March notes in the amount of $110,000.

On April 30, 2002 the Company received $290,823 pursuant to the terms of two convertible debentures. The debentures bear interest at a rate of 10% per annum, are immediately convertible into common stock at $0.75 per share, and mature on December 31, 2002 In addition, the company issued 225,823 warrants to acquire common stock of the Company at a price of $0.75 per share expiring five years from the date of issuance.

In April 2002, the Company entered into a debt settlement agreement with a creditor of UltraCard Inc. to settle $402,875 due to the creditor by the issuance of four hundred thousand shares in the capital stock of the Company.

On April 5, 2002 the Company received proceeds of $100,000 pursuant to the terms of a private placement of common stock of the Company at a price of $1.00 per share. In conjunction with the offering the Company issued 100,000 warrants at a strike price of $1.00. In addition to the warrants issued in conjunction with the financing an additional 50,000 warrants were issued at a $1.00 strike price and 230,000 warrants were issued at a strike price of $2.50 both for consulting fees, paid to the investor. All warrants are exercisable immediately and have a five year term from the date of issuance.

In April 2002 the Company issued warrants to acquire 1,730,000 shares in the capital stock of the Company to a group of consultants in settlement of amounts due those consultants. 1,250,000 of those warrants vest equally over a 12 month period. The warrants have strike prices ranging from $1.00 to $2.50, are exercisable immediately and have a five year term.

In May 2002, the Company borrowed $125,000 from existing debt holders pursuant to 30-day note agreements. Interest and penalties are required under the terms of the notes payable every 30 days comprised of 12.5% interest, 12.5% of the original loan amount payable in common stock and up to 30% of the original loan amount in warrants at an exercise price of market but not more than $0.25 per share. As an inducement to enter into the loan agreement the Company issued 250,000 shares and 250,000 warrants to acquire shares of the Company at a price of $0.75 per share. The warrants have a five year term. In addition, the Company paid a financing fee comprised of a note payable in the amount of $13,750, 110,000 shares in the capital stock of the Company and 275,000 warrants to acquire common shares of the Company at a price of $0.25. The warrants are exercisable immediately and expire five years from the date of grant.


On May 29, 2002, the Company entered into a release and settlement agreement with CardTech, Inc., providing for the settlement of $650,000.00 due and owing to CardTech by UltraCard. The amount of $650,000.00 was settled by the issuance of 1,300,000 shares in the capital stock of Upgrade International Corp.

In June 2002, the Company received $90,000 from a group of private investors pursuant to the terms of certain promissory notes agreements. The promissory notes bear interest at the rate of 10%, regardless of the term of the note and mature in 60 days from the date of issuance. The company also granted 180,000 warrants in aggregate to the note holders to acquire common stock of the Company at a strike price of $0.25 per share. The warrants are exercisable immediately and expire five years from the date of grant.

Additional warrant coverage is made available in the amount of 1,000 warrants per day at a strike price of $0.25 per share, on two notes each in the amount of $25,000 if the loans are unpaid by maturity.


In June 2002, the Company received from an individual private investor proceeds of $250,000 pursuant to a promissory note agreement. The promissory notes bears interest at the rate of 10% per annum and matures 60 days from the date of issuance. In addition the company granted 50,000 shares of the capital stock of the company and an additional 50,000 shares in the capital stock of UltraCard. The company also granted 100,000 warrants with a strike price of $0.25 per share with a five-year term.

During the quarter, the Company borrowed $37,500 from an officer of the Company, which brought the total amount advanced by that officer to $775,000. On April 30, 2002 that balance was rolled into a convertible debenture, bearing interest at a rate of 10% per annum and convertible into the common stock of the Company at $0.75 per share. The convertible debenture has a maturity date of December 31, 2002. In addition, on April 30, 2002, the Company granted 1,200,000 warrants issued as part of the debt transaction, to acquire common stock at a price of $0.75 per share with a cashless exercise provision and a five-year term.

Item  5.     Other  Information
-------------------------------

In February 2002, the Company entered into a debt financing agreement with an institutional syndicator to obtain up to $15 million in working capital for Upgrade and its group of Companies. The debt instrument is for a seven-year term with the principal due at maturity, and interest payable quarterly commencing in year three of the financing. The loan is secured by the issuance of 40 million shares of Company Stock, which will be issued under Rule 144A. These shares will carry a different CUSIP number from the Company's Common Stock. Additionally, 5 million restricted shares under Rule 506D were also deposited into the custody account. All shares are restricted , and can only be traded among qualified institutional investors. Upon repayment of the credit facility, the shares are to be returned to the Company. Contained in the agreement is the stipulation that the voting rights of the 45 million shares by way of proxy will be voted in proportion with the existing shareholder base. This transaction has not as yet funded. The Company has cancelled this transaction and have requested the return of its shares which were to collateralize the financing.

During the quarter, citing various conflicting business issues and other commitments, C. Rowland Hanson resigned as a director of the Company. The Company plans to continue its relationship with Mr. Hanson's consulting company regarding communication and branding strategies.



Item  6.    Exhibits
--------------------

Exhibit  No.          Description

     99.1 Certification of the Chief Executive Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification of the Chief Financial Officer of the Registrant, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
----------
                                       Upgrade International Corporation


                                       /s/  Daniel S. Bland
Date:  August 19, 2002                 -----------------------------------------
                                       Daniel S. Bland, President and Chief
                                       Executive Officer, and Secretary


                                       /s/  Howard A. Jaffe
Date:  August 19, 2002                 -----------------------------------------
                                       Howard A. Jaffe, Executive Vice President
                                       Chief Operating and Financial Officer